Form 10-K
period 2021-12-31
Western Acquisition Ventures Corp.
filed 2022-03-31
CIK 1868419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-41214

WESTERN ACQUISITION VENTURES CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-3720717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Broadway, 12th Floor
New York, New York	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 310-740-0710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	WAVSU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	WAVS	The Nasdaq Stock Market LLC
Warrants	WAVSW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

On December 31, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 21, 2022 was 14,751,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WESTERN ACQUISITION VENTURES CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Western Acquisition Ventures Corp. (the “Company,” “WAV,” “us,” “we,” or “our”) is a Delaware corporation that incorporated on April 28, 2021 as a blank check company for the purpose of effecting our initial business combination. We seek to leverage our expertise, investing and operating experience, and broad network of relationships to source and evaluate potential transactions that will create value for our stakeholders.

We may pursue our initial business combination in any business or industry, but we hope to find a target business in an industry overlapping with that of our management team and board of directors in order to provide a competitive advantage. We seek to acquire one or more businesses with an aggregate enterprise value in excess of $500 million, determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered.

Our Initial Public Offering (“IPO”) sold 11,500,000 units for $10.00 per unit pursuant to a Registration Statement on Form S-1 (File No. 333-260384) filed on October 20, 2021, as amended, which the U.S. Securities and Exchange Commission (the “Commission” or “SEC”) declared effective on January 11, 2022 (the “Registration Statement”). Each unit consisted of one share of common stock, par value $0.0001, and one warrant, which we refer to throughout this Form 10-K as “warrants” or the “public warrants.” As of the date of this Annual Report, we have not yet issued a press release announcing that the holders of our units issued in the IPO may elect to separately trade the public warrants or shares of common stock, par value $0.0001 per share, because our underwriter has not yet authorized such trading of shares and warrants apart from the units to begin prior to April 11, 2022. We thus expect to issue a press release with a Current Report on Form 8-K on or about April 11, 2022 announcing that the shares and the public warrants included in the units may commence separate trading without the need for approval from our underwriter. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in the prospectus relating to our IPO. Each warrant will become exercisable on the later of one year after the January 14, 2022 closing of the IPO or 30 days after the consummation of our initial business combination, and will expire five years after the completion of our initial business combination, or earlier upon redemption.

We will provide the holders of our outstanding shares of common stock that were sold as part of the units in the IPO with the opportunity to redeem their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account described below, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution costs and expenses if needed), divided by the number of then-outstanding shares of common stock that were sold as part of the units in this offering, which we refer to as our “public shares.”

Our sponsor is Western Acquisition Ventures Sponsor LLC (“Sponsor”), and A.G.P./Alliance Global Partners (“A.G.P.”) was the sole book-running manager and representatives of the underwriters in our IPO. Together our Sponsor and A.G.P own an aggregate of 2,875,000 shares of our common stock.

We will have up to 12 months from the January 14, 2022 closing of the IPO to consummate an initial business combination, and so the last day prior to any extension to consummate an initial business combination will be January 13, 2023. We may, however, extend the time we have to consummate an initial business combination up to two times, each by 3 months (for a total of 18 months from the January 14, 2022 closing), and so the last day following all extensions to consummate an initial business combination will be July 13, 2023. Any such extension would be made by a resolution of the board following our Sponsor’s request for such an extension. Either our Sponsor or its affiliate or designee and must provide advance notice of at least 5 days’ prior to the applicable business combination deadline. Each extension will require our Sponsor to cause a $1,150,000 ($0.10 per share) deposit to be made into the trust on or prior to the applicable deadline. Public stockholders will not be entitled to vote or redeem their shares in connection with extensions.

If we fail to complete our initial business combination by an applicable deadline without extension, we will distribute to our public stockholders the aggregate amount then on deposit in the trust account on a pro rata basis. The amount held in the trust account as of March 21, 2022 was $116,061,360.52. A distribution for failure to complete out initial business combination by an applicable deadline will occur as a result of a redemption of the public stockholders’ shares, and we will thereafter cease all operations except for winding up of our affairs. This will cause our warrants to expire and become worthless.

Simultaneously with the closing of the IPO, the Company also completed a private sale of 376,000 units (the “Private Placement Units”) to the Sponsor for $10.00 per Private Placement Unit. This generated gross proceeds to the Company of $3,760,000. The Private Placement Units are identical to the Units in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration for transactions not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended.

Our SEC filings, including reports, proxy and information statements, and other information regarding the Company are available at http://www.sec.gov. They are also available on our website at https://www.westernacquisitionventures.com.

General

Our objectives are to generate attractive returns for stockholders and enhance value. We plan to do that by (1) completing our initial business combination with a high-quality merger target at an attractive valuation on favorable terms for our stockholders, and (2) enhancing performance through our team’s experience, expertise, and network. We expect to favor potential target companies with compelling long-term growth prospects that benefit from strong secular tailwinds and are in a highly fragmented market, ripe for consolidation opportunities. Our target should possess certain business characteristics such as a leading market position, significant recurring revenue, a diversified customer base, opportunity for operational improvement, and a healthy margin profile with attractive free cash flow characteristics.

As we consider specific sectors of focus, we are guided by three key factors. The first is our significant industry and operational expertise. Second is the long-term impact of the COVID-19 pandemic as an accelerant of business practices and industry changes. Finally, we plan on targeting merger candidates where conditions allow us to sufficiently influence the outcome to produce attractive economic rewards for our stockholders and stakeholders. Our target sectors may include, but are not limited to infrastructure and environmental services; health, wellness and food sustainability; financial technology and financial services; enterprise software and SaaS; and leisure and hospitality.

Our selection process leverages our network of varied industry. Our network draws from investment banking, private equity, venture capital, credit funds, lenders, public and private company management teams, restructuring advisers, attorneys and accountants. We believe our network should provide us with a number of high-quality initial business combination opportunities. We are deploying a proactive, thematic sourcing strategy to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to change a target company and can help accelerate the target’s growth and performance.

Our Management Team

Our Chief Executive Officer Stephen Christoffersen and our Chief Financial Officer William (Bill) Lischak collectively have over fifty years of industry and investment experience. Together with our board of directors, our team has combined decades of experience in growing and developing private and public companies across a range of sectors and industries. The team consists of Messrs. Christoffersen and Lischak, along with Ade Okunubi, Ali Jahangiri, Robin L. Smith, and Adam K. Stern as directors. We believe that the strong operating, industry and investment background of our management and directors, combined with their entrepreneurial expertise, will help the company to identify a valuable acquisition target that can thrive as a public company.

Stephen Christoffersen, CFA, 37, is our Chief Executive Officer and a Director. In addition to his role as CEO, he is the managing member of Range Ventures LLC, an opportunistic investment company focusing on public equities and private credit. From 2018 to 2021, Mr. Christoffersen worked for KushCo Holdings Inc (OTCQX: KSHB) and during his time as CFO, he led a business turnaround which included right-sizing headcount and operational footprint while focusing sales on the leading multi-state operators. This resulted in company profitability for the first time in three years and led to a merger with Greenlane Holdings (NASDAQ: GNLN), which was announced March 2021. Additionally, Mr. Christoffersen spearheaded KushCo’s strategic investments, including its investment in XS Financial, Inc. (CSE: XSF), where Mr. Christoffersen currently serves on the Board as a member of the Investment and Audit committee since May 2019.

Prior to joining KushCo, between January 2017 and November 2018 Mr. Christoffersen served as Vice President of Investment Strategy for Comerica Asset Management Inc. (NYSE: CMA), where he managed $500 million and oversaw asset allocation and investments.

Mr. Christoffersen has also been active in several volunteering and philanthropic initiatives, including serving as a math and science tutor with the Save a Child Foundation at the YMCA Boys and Girls Club. He was also an Executive Sponsor for Project Mission Green, an initiative of The Weldon Project that advocates on behalf of currently or formerly incarcerated cannabis offenders who were sentenced to prison for nonviolent cannabis offenses.

Mr. Christoffersen received his Chartered Financial Analyst designation in 2015 and holds a Bachelor of Science degree in Finance from the University of Nevada, Las Vegas.

William Lischak, CPA, MST, 64, is our Chief Financial Officer and a Director. He is a senior level financial executive with more than 20 years of experience in the media industry. His credentials include being a CPA and having earned a master’s degree in Taxation. Mr. Lischak has extensive M&A, corporate finance, accounting, tax, and strategic planning experience. He has developed a strong network of relationships with commercial and investment banks, law firms, accounting firms, and consulting firms, and is known as a dynamic team player strongly committed to working with colleagues to achieve transactional and operational goals.

Mr. Lischak has been the Chief Executive Officer of RightsTrade, LLC since June 2020 and worked as a consultant to the company since April 2019. Concurrently, starting in February 2020, Mr. Lischak has acted as interim CFO for Johnson Management Group, a privately held television movie production company. From February 2017 to October 2018, Mr. Lischak served as interim CFO at PIXOMONDO STUDIOS Gmbh & Company KG, a multi-national visual effects company. Working in conjunction with Houlihan Lokey, Inc., Mr. Lischak managed the company through the process of preparing for, seeking, securing and concluding a majority stake sale to private equity, which closed in July 2018. From 2016 through the present, Mr. Lischak has consulted with various media and entertainment businesses under his personal service company, William Lischak, Inc. From 2017 through the present, Mr. Lischak has served various media and entertainment businesses under his personal service company, William Lischak, Inc.

From 2007 to 2015, Mr. Lischak worked with OddLot Entertainment LLC, a film and television production company founded by Gigi Pritzker, where he established the company’s position as a prominent independent production company by securing, structuring and managing corporate joint ventures and complex multi-party project financing for award winning and commercially successful films such as Hell or High Water (nominated for a Best Picture Academy Award), Ender’s Game (at the time, the largest independent film ever made, with a budget of $115 million), and Drive (which won Best Director at the Cannes Film Festival). Additionally, Mr. Lischak was instrumental in the company’s expansion into television production with National Geographic’s Genius: Einstein mini-series (based upon the Walter Isaacson biography), produced in conjunction with Ron Howard’s Imagine Entertainment. Corporately, Mr. Lischak created a multi-picture production and distribution arrangement with Lions Gate Entertainment Corporation (NYSE: LGF); spearheaded a multi-picture production and distribution arrangement with STX Financing LLC (NYSE: ESGC) in conjunction with an equity investment by Ms. Pritzker’s family office and JPMorgan Chase Bank, N.A.; and created the joint venture international sales company, Sierra/Affinity (acquired by Entertainment One Ltd. and Hasbro, Inc.).

Prior to joining Oddlot Entertainment LLC, Mr. Lischak worked with First Look Media, a multi-faceted production and distribution operation. Joining the company in 1988 as CFO, Mr. Lischak later assumed the roles of COO and President and was instrumental in the development and growth of the company, including its’ merger into a SPAC. In addition to the SPAC transaction, Mr. Lischak spearheaded multiple rounds of additional capital (pre and post public company status), various corporate acquisitions and established a multitude of debt financing arrangements including both lines of credit and project financing with financial institutions including JPMorgan Chase Bank, N.A (NYSE: JPM)., Comerica, Inc. (NYSE: CMA), Merrill Lynch Wealth Management and NatWest Group, among others. During Bill’s tenure annual revenues increased from $6 million to $125 million.

Mr. Lischak graduated in 1979 from NYU’s Stern School of Business, where he also studied film at NYU’s Tisch School of the Arts. We believe that Mr. Lischak’s management and business experience make him well-suited to serve as a member of our board of directors.

Ade Okunubi, MBA, CFA, 39, serves as an independent director who sits on our Nominating Committee and chairs our Audit Committee.  Since November 2021 he has served as President of Industrial Battery Inc., an EV / Energy Transition Services firm. Mr. Okunubi is also a Private Equity investor in Industrial services businesses. Prior to acquiring Industrial Battery, between January 2017 and November 2021 Mr. Okunubi served as Chief Operating Officer of Techni-Tool Inc., a distributor of Aerospace and Defense cutting tools. He also served as an Investment Associate for Arcis Equity Partners, a leisure and hospitality focused private equity fund, from August 2014 to January 2017.

Prior to working in private equity and in operation roles, Mr. Okunubi worked in the Mergers & Acquisitions group at Credit Suisse Group AG (NYSE: CS) and advised private equity firms and corporations on approximately $2.5 billion in transactions in the telecom, healthcare, retail and renewable energy sectors. Prior to Credit Suisse Group AG, Mr. Okunubi was a Merger Arbitrage and High Yield Credit Trader at Taconic Capital Advisors LP, a New York-based, event-driven hedge fund.

Mr. Okunubi, a Queens, NY native, received an AB in Economics from Princeton University, and an MBA from the Harvard Business School. Mr. Okunubi is also a CFA Charter holder and member of the CFA Society of Dallas-Ft. Worth. We believe Mr. Okunubi is well qualified to serve as an independent member of our board of directors because of his management experience and his extensive financial experience as an investor.

Ali Jahangiri, JD, 47, serves as an independent director who sits on our Compensation Committee and chairs our Nominating Committee. He founded Opportunity Zone Expo and Opportunity Zone Magazine in 2018 and has been with both since then. Mr. Jahangiri also founded Eb5investors and Uglobal in 2012, which serve the investment immigration industry as the industry trade publication and one of the largest international conference series. Mr. Jahangiri is also the CEO of Outclick Media, which among the other publishing sites also manages and operates colonoscopy.com and Hotelsmag.com, as well as a Registered Representative of Kingswood Capital Management, LP.

Mr. Jahangiri began his career practicing corporate law at Stradling Yocca Carlson & Rauth, but shifted his focus to publishing, where he pioneered multiple digital portals in healthcare and law, which were acquired in 2009 and 2011, respectively.

Mr. Jahangiri also serves on the Film Commission of California and board of overseers of Loyola Law School. Mr. Jahangiri received a bachelor’s degree from UC Irvine and a law degree from Loyola Law School. We believe Mr. Jahangiri is well qualified to serve as an independent member of our board of directors because of his extensive entrepreneurial experience.

Robin L. Smith, MD, MBA, age 57, serves as an independent director who sits on our Audit Committee and chairs our Compensation Committee. She is a business leader, entrepreneur, medical doctor and philanthropist uniquely positioned to lead and assist public companies and health care systems to advance and be successful in the rapidly evolving health care industry. She is a trailblazer in the fields of regenerative medicine and predictive analytics and has focused on turnarounds, M&A and disruptive innovations driving interest and growth and Managing Partner of BRM Holdings since 2015.

She has extensive experience serving on the boards of directors and board committees, including audit, nominating and governance, compensation and science and technology committees of multiple public companies. She currently serves on the boards of directors of Celularity Inc (NASDAQ: CELU), a Celgene spin-out focused on cancer and regenerative medicine, as well as private companies including Spiritus Therapeutics, which she cofounded in 2017, and Vcinity Inc, since April 2020. Dr. Smith also served on the board of Sorrento Therapeutics (NASDAQ: SRNE) from December 2019 through November 15, 2021, ServiceSource International, Inc. (NASDAQ: SREV) from February 2020 – May 2020, Seelos Therapeutics (NASDAQ: SEEL) from February 2019 – May 2020, and Rockwell Medical (NASDAQ: RMTI) from June 2016 – November 2019. She was chairman of the board of directors of MYnd Analytics, Inc. (NASDAQ: MYND now EMMA and Telemynd) from August 2015 – July 2019. She was also on the boards of ProLung Inc from February 2017 – July 2018, BioXcel Corp from Aug 2015- June 2017, and Signal Genetics (NASDAQ: SGNL) from July 2014 – February 2016.

From 2006 until 2015, Dr. Smith was chairman and chief executive officer of the Neostem (NASDAQ: NBS), where she pioneered the company’s innovative business model combining proprietary cell therapy development with successful contract development and manufacturing organization, which was sold to Hitachi at 8x the price it had been acquired. During her 9 years of tenure, the company won an array of industry awards and received business recognition including a first-place ranking in the tri-state area (two years in a row), and eleventh place nationally, on Deloitte’s Technology Fast 500, and Frost & Sullivan’s North American Cell Therapeutics Technology Innovation Leadership Award.

Dr. Smith co-authored “Cells Are the New Cure” (2017) and “The Healing Cell: How the Greatest Revolution in Medical History Is Changing Your Life” (2013). She was appointed as clinical associate professor, Department of Medicine at the Rutgers New Jersey Medical School in 2017. She has also been widely recognized for her leadership in health care and as a female entrepreneur. Most recently, Dr. Smith received the Regenerative Medicine Foundation (RMF) 2019 Stem Cell and Regenerative Medicine Action Award for International Diplomacy in 2019 and the 2018 HEALinc Future Health Humanitarian Award, the Business Intelligence Group’s Woman of the Year Award in 2018 and the 2018 Gold Stevie® Award for Woman of the Year – Government or Non-Profit. In April 2016, Pope Francis conferred Dr. Smith as Dame Commander with Star of The Pontifical Equestrian Order of Saint Sylvester Pope and Martyr. In May 2017, she was awarded the Lifetime Achievement in Healthcare and Science Award by The National Museum of Catholic Art and Library.

Dr. Smith is also active in many nonprofit organizations. She is the founder, president and chairman of the board of the Cura Foundation and Stem for Life since 2007. She is also vice president and director of the Science and Faith (STOQ) Foundation at the Vatican. Dr. Smith is a member of the board of trustees of Sanford Health, the board of overseers of the New York University Langone Medical Center in New York, a board member of the Alliance for Cell Therapy Now and OPA Health and is active in the NFL Alumni Association’s Regenerative Medicine and Cell Therapy initiative. Dr. Smith previously served on the Sanford Health’s International Board, the board of trustees of the New York University Langone Medical Center, was chairman of the board of directors of the New York University Hospital for Joint Diseases and served on the board of the Alliance for Regenerative Medicine (ARM) Foundation.

She received her B.A. degree from Yale University and her M.D. degree from the Yale School of Medicine. Dr. Smith holds an M.B.A. degree from the Wharton School of Business and completed the Stanford University Directors Program. In 2019, Dr. Smith received an honorary Doctor of Science degree from Thomas Jefferson Medical College.

Adam K. Stern, 58, serves as an independent director and sits on our Audit Committee. He currently serves as the CEO of SternAegis Ventures and has been the Head of Private Equity Banking at Aegis Capital Corp. since 2012. Prior to SternAegis, from 1997 to 2012, he was Senior Managing Director at Spencer Trask Ventures, Inc., where he managed the structured finance group focusing primarily on technology and life science companies. From 1989 to 1997, Mr. Stern was at Josephthal & Co., Inc., Members of the New York Stock Exchange, where he served as Head of Private Equity and Managing Director. He has been a FINRA licensed securities broker since 1987 and a Registered General Securities Principal since 1991. Mr. Stern has been a founding investor in numerous private and public companies and currently serves as a Director of DarioHealth Corp. (Nasdaq: DRIO) since March 2020, Organovo Holdings Inc., (Nasdaq: ONVO) since July 2020, and privately held Aerami Therapeutics, Inc. since 2014. Adam previously served on the board of directors for Matinas BioPharma Holdings, Inc. (NYSE: MTNB) from 2012-2020, and HydroFarm Holdings, Inc. (Nasdaq: HYFM) from 2018-2020.

Mr. Stern graduated from the University of South Florida in 1987. We believe Mr. Stern is well qualified to serve as an independent member of our board of directors because of his experience as a board member of numerous public companies, as well as his deep financial experience as an investor.

The past performance of the members of our management team and board of directors or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Acquisition Strategy

For background on our acquisition strategy, see the information above under the heading “General.” Our acquisition strategy is guided by three key factors. The first is our significant industry and operational expertise. Second is the long-term impact of the COVID-19 pandemic as an accelerant of business practices and industry changes. Finally, we plan on targeting merger candidates where conditions allow us to sufficiently influence the outcome to produce attractive economic rewards for our stockholders and stakeholders. Our target sectors may include, but are not limited to infrastructure and environmental services, health, wellness and food sustainability, financial technology and financial services, enterprise software and SaaS, and leisure and hospitality.

Our selection process leverages our network of varied industry, investment banker, private equity and venture capital, credit fund, and lending community relationships, as well as our relationships with management teams of public and private companies, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of high-quality initial business combination opportunities. We are deploying a proactive, thematic sourcing strategy to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to change a target company and can help accelerate the target’s growth and performance.

Our management team and board of directors has experience in:

•	sourcing, structuring, acquiring and selling businesses;

•	operating companies, implementing and executing change-driven strategies, and identifying, monitoring and recruiting industry-leading talent;

•	fostering relationships with sellers, capital providers and target management teams;

•	negotiating transactions favorable to investors;

•	executing transactions in multiple geographies and under varying economic and financial market conditions;

•	improving the strategic, operational, organizational and financial effectiveness of companies;

•	accessing capital markets, including financing businesses, and managing or assisting companies transitioning from private to public ownership;

•	acquiring and integrating companies; and

•	developing and growing companies, both organically and inorganically and expanding the product range and geographic footprint of a number of target businesses.

We have engaged in an extensive research effort to identify a large number of potential targets and have initiated discussions with initial business combination targets.

Our effort is focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical, not just in generating transaction opportunities, but also in consummating an initial business combination. In evaluating a prospective target business, we are conducting, or expect to conduct, a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information made available to us.

We are not prohibited from pursuing our initial business combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers, or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company financially.

Our initial stockholders, officers, and directors directly or indirectly own our securities following the closing on January 14, 2022, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular initial business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Investment Criteria and Industry Opportunity

We are using the following investment criteria to screen for and evaluate target businesses although we may pursue opportunities outside of this scope.

•	Small/Mid-cap Business: We seek to acquire one or more businesses with an aggregate enterprise value in excess of $500 million, determined in the sole discretion of our management team according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered. Although we have no commitment as of the date of this Form 10-K, we expect to issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination thereof, to complete an initial business combination.

•	Public Company Ready: We seek to acquire a company that is well-positioned to be a public company in terms of scale and size, and a company that public equity market investors will understand and value. We intend to avoid companies that have significant deficiencies in financial reporting or general public company readiness.

•	Generates Stable Free Cash-Flow and/or Annual Recurring Revenue: We seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow. We also believe that certain business models such as SaaS businesses, financial technology or enterprise software businesses have sustainable annual recurring revenue and are platforms that can be used to create attractively valued public companies.

•	Would Benefit Distinctly from our Capabilities: We seek to acquire a business where we can tangibly improve the operations and create long-term value for our stockholders. In particular, we believe our experience in operating and improving public companies, as well as serving on public company boards, would be a value-add to the management teams and boards of potential target companies.

•	Is Sourced Through our Proprietary Channels: We believe the strength of our network will allow us to source differentiated targets, and even in competitive situations, we believe we would be able to leverage our proprietary relationships and/or insights into potential targets that will create competitive advantages for us.

•	Has a Dedicated and Proven Management Team: We seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Effecting a Business Combination

Sources of Target Businesses

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future. If we do, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction).

We cannot currently ascertain how much time or cost will be involved to select and evaluate a target business and to structure and complete our initial business combination. Any costs incurred with respect to identifying or evaluating a prospective target business with which we don’t pursue an initial business combination will result in losses and will reduce the funds we can use to complete an initial business combination with another target. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Selection of a Target Business, Structuring of a Business Combination, and Fair Market Value of Target or Business

Nasdaq rules require the aggregate fair market value of our initial business combinations to be least 80% of the value held in the trust account (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the trust account) at the time we sign a definitive agreement for our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to determine independently the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that our current shareholders will own shares of the resulting company, which will own or acquire between 50% and 100% of the equity interests or assets of the target business or businesses. The resulting company is expected to not be required to register as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), or the Investment Company Act rules and regulations. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

Competition

There is intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or institutions), other blank check companies and other entities competing for the types of businesses we intend to acquire, including affiliates of our Sponsor. Many of these individuals and entities are well established and have extensive experience in identifying and effecting acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of from the IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire and become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Management Operating and Investment Experience

For information about our management, see the section above under “Our Management Team.”

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Some of these exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing on January 14, 2022, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K and other filings made by us with the U.S. Securities and Exchange Commission before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

This risk factor summary contains a high-level summary of risks associated with our business broadly, our operations, ownership of our capital stock and our financing, as well as general risks. It does not contain all of the information that may be important to you, and as such you should read this risk factor summary together with the more detailed discussion of risks and uncertainties that immediately follows this summary. Our summarized risks include but are not limited to the following:

•	We are a SPAC with no significant operating history that must deploy at least 80% of the trust account on an initial business combination within 12 to 18 months of our IPO’s closing or else the trust funds will be disbursed back to shareholders and no initial business combination will take place.

•	Our shareholders may not have sufficient votes to cause or prevent an initial business combination identified by management, who may be influenced by conflicting interests.

•	There are many circumstances outside of our control that can prevent us from completing an initial business combination at all or on favorable terms.

•	The capitalization of our company may change in a way that is detrimental to our stockholders as of immediately before the initial business combination, if one occurs.

•	Even if we complete an initial business combination on favorable terms without changing our capital structure, there is no assurance that the business resulting from the initial business combination will be successful.

•	Our charter has a blank check preferred provision that permits the board to dilute or otherwise limit the rights of our existing common stockholders without their consent.

•	Our shares, warrants and Units may be rendered worthless for many reasons, some of which are within our control but many of which are not.

Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination

We are a blank check company in the early stage, with no significant operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We will not commence operations until consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no definitive plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our acquisition target(s) must collectively have a fair market value of at least 80% of the available balance of the funds in the trust account when we execute a definitive agreement for our initial business combination.

Nasdaq stock exchange listing rules impose a requirement on us that we must allocate at least 80% of the available trust fund balance (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the trust account) toward our initial business combination. This may limit the type and number of companies with which we can complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.10 per share.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless our initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of the founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of our initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers, and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to letter agreements, our initial stockholders, directors, and officers have agreed to vote their founder shares and any public shares purchased during or after the closing on January 14, 2022 (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and the Private Placement Units, we would need only 4,124,501 or 35.87%, of the 11,500,000 public shares sold after the closing on January 14, 2022 to be voted in favor of our initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders, directors, and officers, and their permitted transferees own shares representing approximately 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, directors, and officers to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding our initial business combination without the prior consent of our Sponsor. As a result of the above, the majority vote of the public shares will not necessarily dictate the outcome of a vote regarding out initial business combination. The only way for any public holder or group of public holders to ensure the outcome of such a vote despite voting commitments of non-public shares would be to acquire or control enough public shares to render such other shares irrelevant. Doing that would require holding or controlling enough public shares to comprise a majority of our 14,751,000 issued and outstanding shares, which amounts to 7,375,001 or more shares to comprise a majority as of this Annual Report.

Your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to the exercise of your right to redeem your shares from us for cash.

In relation to a current investment in our securities, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential initial business combination targets, which may make it difficult for us to enter into our initial business combination with a target. Further, the ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable initial business combination or optimize our capital structure.

We may seek to enter into our initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with our initial business combination. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with our initial business combination. Furthermore, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related initial business combination and may instead search for an alternate initial business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into our initial business combination with us. The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable initial business combination or optimize our capital structure.

Additionally, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive initial business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our initial business combination and that an investor in our securities will have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed initial business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the initial business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our initial business combination is increased. If we do not consummate our initial business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 12 months (or up to 18 months, if extended) from the closing of our IPO on January 14, 2022. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire and become worthless.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination within 12 months (or up to 18 months, if extended) from the closing of our IPO on January 14, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the continued outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such 12-month period (or up to 18 months, if extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case, our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire and become worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

Since March 2020, the COVID-19 pandemic has impacted negatively the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon further waves of infection or future developments. COVID-19 or other infectious diseases could result in a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential partner business with which we consummate an initial business combination could be materially and adversely affected. Future developments of COVID-19 and infectious diseases generally remain highly uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate or secure financing for a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed initial business combination that you do not support.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our Sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the initial business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of our initial business combination that may not otherwise have been possible.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Purchases of our public shares in the open market or in privately negotiated transactions by our Sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of our initial business combination.

If our Sponsor, directors, officers, advisors or their affiliates purchase our public shares in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the initial business combination.

Our security holders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein and in our registration statement in connection with the IPO, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the closing of our IPO on January 14, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 12 months (or up to 18 months, if extended) from the closing of our IPO on January 14, 2022 subject to applicable law and as further described herein and in our registration statement in connection with the IPO. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

A.G.P., which acted as the sole book-running manager and representatives of the underwriters in our IPO had a conflict of interest in relation to our IPO, and is expected to continue having a conflict of interest with respect to rendering services to us in connection with our initial business combination.

A.G.P. has a “conflict of interest” within the meaning of FINRA Rule 5121(f)(5)(B) because it beneficially owns more than 10% of our shares. Due to this conflict of interest, The Benchmark Company, LLC acted as a “qualified independent underwriter” in our IPO in accordance with FINRA Rule 5121, which requires, among other things, that a qualified independent underwriter participate in the preparation of, and exercise the usual standards of “due diligence” with respect to, the registration statement, including the prospectus contained therein, relating to our IPO. The Benchmark Company, LLC was paid a fee in consideration for its services and expenses as qualified independent underwriter. See “Conflicts of Interest” for further information.

In addition, we have engaged A.G.P. to assist us in connection with our initial business combination. We paid A.G.P. a cash fee of $500,000 for such services at the January 14, 2022 closing, together with an additional marketing fee equal to 4.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. The representative shares transferred from our Sponsor to A.G.P. and/or its designees for $6,522 will also be worthless if we do not consummate our initial business combination, as described in “Conflicts of Interest.” These financial interests may result in A.G.P. having a conflict of interest when providing the services to us in connection with our initial business combination.

We may engage A.G.P. or its affiliates to provide additional services to us which may include acting as financial advisor in connection with our initial business combination or as placement agent in connection with a related financing transaction. A.G.P. is entitled to receive a business combination marketing fee only on a completion of our initial business combination. These financial incentives may cause A.G.P. to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of our initial business combination.

A.G.P. will provide certain marketing and related services regarding the initial business combination, for which A.G.P. will be paid the initial business combination marketing fee described in “Conflicts of Interest.” Payment of the business combination marketing fee is conditioned on the completion of our initial business combination. The fact that A.G.P. or its affiliates’ financial interests are tied to the consummation of an initial business combination transaction may give rise to potential or actual conflicts of interest in providing any such additional services to us, including potentially conflicts of interest in connection with the sourcing and consummation of our initial business combination.

In addition, we may engage A.G.P. or its affiliates to provide additional services to us including, for example, providing financial advisory services, acting as a placement agent in a private offering, or arranging debt financing. We may pay A.G.P. or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our IPO and any subsequent sales are intended to be used to complete our initial business combination with a target business that has not been conclusively identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and will expect to file if necessary a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us.

If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share or less on our redemption of our public shares, and our warrants will expire and become worthless.

There is intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire, including affiliates of our Sponsor. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we do not have sufficient working capital to allow us to operate for at least the next 12 months (or up to 18 months, if extended), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire and become worthless.

The funds available to us outside of the trust account, together with any interest income earned on amounts in the trust account, may not be sufficient to allow us to operate for at least the next 12 months (or up to 18 months, if extended), assuming that our initial business combination is not completed during that time. Management’s plans to address this need are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We believe that the funds available to us outside of the trust account, together with loans that may be made by our Sponsor, will be sufficient to allow us to operate for at least the next 12 months (or up to 18 months, if extended); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we do not have sufficient working capital, we may need to seek additional loans from our Sponsor to fund our search for our initial business combination, to pay our taxes, and to complete our initial business combination, and thus our ability to complete our initial business combination may depend on obtaining such loans that we are not entitled to obtain.

Of the net proceeds of the IPO and the sale of the Private Placement Units, on March 23, 2022 only approximately $800,727 remained available to us outside the trust account to fund our working capital requirements. We may fund needed excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted by such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire and become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination without conducting redemptions pursuant to the tender offer rules, and a stockholder or a “group” of stockholders are deemed to hold more than 15% of our shares of common stock, such stockholder(s) will lose the ability to redeem any shares beyond such 15% holdings.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO. A stockholder’s inability to redeem more than an aggregate of 15% of the shares sold in the IPO will reduce their influence over our ability to consummate our initial business combination and the stockholder could suffer a material loss on their investment in us if you sell such excess shares in open market transactions. As a result, such a stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, such stockholder would be required to sell their shares in open market transaction, potentially at a loss.

Subsequent to our consummation of our initial business combination, we may be required to take write- downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that exist or that may later arise, which may be the case for reasons outside of our control. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to letter agreements, our initial stockholders have agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or initial business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our initial stockholders to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our initial stockholders would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per share, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate our initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If we voluntarily file or are subject to an involuntary bankruptcy petition not dismissed, we and our board may be exposed to claims of punitive damages or creditors may receive priority over shareholders.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If we are involved with a bankruptcy petition, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, as amended, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or up to the 18th month, if extended) from the January 14, 2022 closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders or potential investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, however, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.10 per share.

The net proceeds of the IPO, as well as a portion of the proceeds of the sale of the Private Placement Units in the private placement, in the aggregate amount of $116,150,000 ($10.10 per unit) are being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. In the event of very low or negative yields, the amount of interest income (that we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the trust account and not previously released to us to pay our taxes, plus any interest income (less up to $100,000 of interest to pay dissolution costs and expenses). If the balance of the trust account is reduced below $116,150,000 due to negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share. On March 22, 2022, the balance of the trust account was $116,061,360.52.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

Such restrictions on the nature of our investments and the issuance of securities may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete our initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities.

The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Possible changes to those laws and regulations and their interpretation and application could have a material adverse effect on our business, investments and results of operations, as would our failure to comply with applicable laws or regulations, as interpreted and applied.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to 12 months or longer from the date of our initial public offering on January 14, 2022 before redemption from our trust account.

In such a case, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our amended and restated certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

The grant of registration rights to our initial stockholders (including the representative) may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to an agreement, our initial stockholders and their permitted transferees can demand that we register the founder shares, the representative shares, the Private Placement Units and the underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the securities owned by our Sponsor, holders of our Private Placement Units or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet definitively selected any specific target business with respect to an initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an initial business combination target. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

Although our management will endeavor to evaluate the risks inherent in any particular initial business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our Company than a direct investment, if an opportunity were available, in our initial business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

It is possible that a target business with which we enter into our initial business combination will not meet some or all of these criteria and guidelines. If we complete our initial business combination with a target that does not have all of these positive attributes, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In such a case, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. It may also be more difficult for us to attain stockholder approval, if required, of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify initial business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility and financial interest in consummating our initial business combination may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek initial business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. We may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with entity that is affiliated with our Sponsor, officers, or directors, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

We may only be able to complete one initial business combination with the proceeds of the IPO, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO together with a portion of the funds we received from the sale of the Private Placement Units in the private placement, provided us with approximately $116,150,000, which we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several initial business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate initial business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other initial business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple initial business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations when structuring our initial business combination. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our initial business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our initial business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect an initial business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect an initial business combination with a target company that has business operations outside of the United States, and, possibly, business operations in multiple jurisdictions. If we do so, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This could have an adverse effect on our after-tax profitability and financial condition.

RISKS RELATED TO OUR SPONSOR AND MANAGEMENT TEAM AND THEIR RESPECTIVE AFFILIATES, AND TO THE POST-BUSINESS COMBINATION COMPANY

Our ability to effect successfully our initial business combination, and to be successful thereafter, will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, they are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential initial business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key person insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

However, the role of any of our officers or directors in the target business, after consummation of the initial business combination, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we may engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, cause them to have conflicts of interest in determining whether a particular initial business combination is the most advantageous.

Our key personnel may be able to remain with us after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination or that any would remain in senior management or advisory positions with us. The determination as to whether any will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. In such a case, the operations and profitability of the post-combination business may be negatively impacted.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as our officers, and the management of the target business at the time of the initial business combination could remain in place. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain personnel will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete our initial business combination.

In recent months, the market for directors and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for such coverage, premiums have substantially increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate our initial business combination. In order to obtain such liability insurance or modify its coverage as a result of becoming a public company, the post-initial business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-initial business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete our initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to our initial business combination. As a result, in order to protect our directors and officers, the post-initial business combination entity may need to purchase additional insurance with respect to any such claims. The need for such insurance would be an added expense for the post-initial business combination entity, and could interfere with or frustrate our ability to consummate our initial business combination on terms favorable to our investors.

Certain of our officers and directors are now, or in the future may be, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented. Additionally, certain shares beneficially owned by our initial stockholders, officers, and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our directors and officers may now be, or in the future become, affiliated with entities that are engaged in a similar business.

In addition, our directors and officers may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to us, subject to our directors’ and officers’ fiduciary duties under the DGCL. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of ours and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Sponsor, directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies similar to ours, including in connection with their initial business combinations, or may pursue other business or investment ventures during the period in which we are seeking our initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing our initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Furthermore, our initial stockholders, officers, and directors have waived their right to redeem any shares in connection with our initial business combination, or to receive distributions with respect to their founder shares, upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares, the Private Placement Units, and any warrants they hold, like those held by the public, will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in our stockholders’ best interest.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Form 10-K entitled “Conflicts of Interest,” and “Related Party Policy.”

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate our initial business combination.

As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete our initial business combination.

If our initial business combination is not completed, our officers and directors may not be reimbursed for their out-of-pocket expenses, and our Sponsor will not be eligible to be repaid for loans our Sponsor may provide to us, and a conflict of interest may therefore arise in determining whether a particular initial business combination target is appropriate for our initial business combination.

Our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Reimbursement for such expenses will be paid by us out of loans by our Sponsor and interest earned on the trust account. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. These financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target initial business combination and completing our initial business combination.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors, representative, or existing holders that may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers, directors, and representative with other businesses, we may decide to acquire one or more businesses affiliated or competitive with our Sponsor, officers, directors, representative, or their respective affiliates. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Form 10-K entitled “Conflicts of Interest.” Such entities may compete with us for initial business combination opportunities. Our Sponsor, officers, directors and representative are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning our initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in the section of this Form 10-K entitled “Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions regarding the fairness to our stockholders from a financial point of view of our initial business combination with one or more domestic or international businesses affiliated with our officers, directors, or Sponsor, potential conflicts of interest still may exist and, as a result, the terms of our initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Because our officers and directors will be eligible to share in a portion of any appreciation in founder shares purchased at approximately $0.0087 per share, a conflict of interest may arise in determining whether a particular initial business combination target is appropriate for our initial business combination.

The members of our management team have invested in our Sponsor by subscribing units issued by our Sponsor. These officers and directors will not receive any cash compensation from us prior to an initial business combination but through their investment in our Sponsor will be eligible to share in a portion of any appreciation in founder shares and Private Placement Units, provided, that, we successfully complete an initial business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our stockholders. However, investors should be aware that, as these officers and directors have paid approximately $0.0087 per share for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete our initial business combination with a target that ultimately declines in value and is not profitable for public investors.

Because our Sponsor will lose its entire initial investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

On June 9, 2021, our Sponsor purchased 4,312,500 shares for an aggregate purchase price of $25,000. On November 22, 2021, we effected a 2 for 3 reverse stock split of our common stock, so that our Sponsor owns an aggregate of 2,125,000 founder shares, and A.G.P. owns 750,000 founder shares. Our initial stockholders collectively own approximately 20% of our issued and outstanding shares. The founder shares will be worthless if we do not complete our initial business combination. In addition, our Sponsor purchased an aggregate 376,000 units at $10.00 per unit for a total purchase price of $3,760,000, which Private Placement Units will also be worthless if we do not consummate our initial business combination. Holders of founder shares and Private Placement Units have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, any loans from our Sponsor will not be repaid if our initial business combination is not consummated. Furthermore, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target initial business combination, completing our initial business combination and influencing the operation of the business following our initial business combination.

See also “Because our Sponsor paid only approximately $0.0087 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value” and other risk factors herein.

We may not be able to maintain control of a target business after our initial business combination.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may structure it to acquire less than 100% of the equity interests or assets, but we will only consummate such initial business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-initial business combination company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Risks Relating to our Securities

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or otherwise to incur debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our shares of common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Because our Sponsor paid only approximately $0.0087 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

As stated in other risk factors above, our initial stockholders collectively own 20% of our issued and outstanding shares after the IPO, each share having the purchase value of approximately $0.0087 per share. Given that certain of our officers and directors have a significant economic interest in our Sponsor, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete an initial business combination with a target business that subsequently declines in value and is unprofitable for public investors.

Our initial stockholders paid an aggregate of $25,000, or approximately $0.0087 per founder share, and, accordingly, investors in our IPO experienced immediate and substantial dilution from the purchase of our shares of common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the shares of common stock included in a unit and none to the warrants included in a unit) and the pro forma net tangible book value per share after the IPO constituted dilution to the investors in our IPO. Our initial stockholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Public stockholders in our IPO incurred an immediate and substantial dilution of approximately 94.9% or $9.49 per share (the difference between the pro forma net tangible book value per share of $0.51 and the initial offering price of $10.00 per share), or approximately 95.5% dilution or $9.55 per share (the difference between the pro forma net tangible book value per share of $0.45 and the initial offering price of $10.00 per share).

The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of our public shares upon the consummation of our initial business combination.

We offered our units at an initial offering price of $10.00 per unit and the amount in our trust account is equal to $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to the initial offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0087 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $109,325,000, which is the amount we would have for our initial business combination in the trust account after payment of $5,675,000 to the underwriters, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the initial business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and Private Placement Units. At such valuation, each of our shares of common stock would have an implied value of $7.41 per share upon consummation of our initial business combination, which would be a 26.62% decrease as compared to the initial implied value per public share of $10.10 (the price per unit in the initial public offering, assuming no value to the public warrants).

Public shares	11,500,000
Founder shares	2, 875,000
Shares underlying the Private Placement Units	376,000
Total shares	14,751,000
Total funds in trust available for initial business combination	$$109,325,000
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial business combination	$7.41

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.10 per share.

Our Sponsor has invested in us an aggregate of $3,785,000, comprised of the $25,000 purchase price for the founder shares and the $3,760,000 purchase price for the Private Placement Units. Assuming a trading price of $10.10 per share upon consummation of our initial business combination, the 2,875,000 founder shares and 376,000 Private Placement Units would have an aggregate implied value of $32,835,100. Even if the trading price of our common stock were as low as $1.16 per share, and the warrants constituting the Private Placement Units were worthless, the value of the founder shares would be equal to our Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our officers and directors, who own interests in our Sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate our initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that initial business combination were with a riskier or less-established target business. For the foregoing reasons, stockholders and potential investors should consider our officers’ and directors’ financial incentives to complete our initial business combination when evaluating whether to redeem your shares prior to or in connection with our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 35,249,000 authorized but unissued shares of common stock, which amount does not take into account the shares of common stock reserved for issuance upon exercise of outstanding warrants. Immediately after the consummation of the IPO, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions of our amended and restated certificate of incorporation, like all of its provisions, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share, or at a price that approximates the per-share amount in our trust account at such time, which is generally approximately $10.10. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-initial business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Holders of warrants will not participate in liquidating distributions if we are unable to complete our initial business combination within the required time period.

As mentioned in other risk factors above, if we are unable to approve or complete our initial business combination and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds. The foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional shares of common stock, resulting in an increase in their overall economic stake in us.

We agreed to register the offer and sale of the shares of common stock underlying the public warrants under the Securities Act; however, we cannot assure you that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our stockholders or potential investors that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if our common stock are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

If a warrant holder exercises their public warrants on a “cashless basis,” they will receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash. Furthermore, an investor will only be able to exercise a warrant for cash if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise their warrant (including any warrants held by our initial stockholders and/or their permitted transferees) to do so on a “cashless basis.”

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average volume weighted average last reported sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

If our management chooses to require holders to exercise their warrants on a cashless basis, a warrant holder would receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company. Additionally, no public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the common shares are not qualified or exempt from qualification, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then-outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, LLC, as warrant agent, and us. Our warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Our warrant agreement will require the approval by the holders of 65% of the then-outstanding public warrants in order to make any change that increases the warrant price or shortens the exercise period of the warrant, or amends the terms of the private placement warrants or working capital warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of a majority of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of a majority of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our initial stockholders may purchase public warrants with the intention of reducing the number of public warrants outstanding, or to vote such warrants on any matters submitted to warrant holders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders, our officers, and our directors have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants they may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

The choice-of-forum provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We have no obligation to net cash settle the warrants. We also may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless. We also have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Units will be redeemable by us so long as they are held by our initial stockholders or their permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 shares of our common stock as part of the units offered during the IPO. In addition, simultaneously with the closing, we issued, in the private placement, warrants to purchase 376,000 shares of common stock, as part of the Private Placement Units issued in the private placement. Each warrant will be exercisable for one share of common stock at an exercise price of $11.50. Our initial stockholders currently own an aggregate of 2,875,000 founder shares, and we issued to our Sponsor, in a private placement, 376,000 shares of our common stock, as part of the Private Placement Units issued in the private placement.

To the extent we issue shares of common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants and redemption rights could make us a less attractive initial business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete our initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business.

The Private Placement Units, including the warrants underlying the Private Placement Units, are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our initial stockholders or their permitted transferees, (i) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our initial stockholders or their permitted transferees until 30 days after the completion of our initial business combination, (ii) they will be entitled to registration rights, and (iii) for so long as they are held by our initial stockholders, will not be exercisable more than five years from the effective date of our registration statement, which was January 11, 2022, in accordance with FINRA Rule 5110(g).

A provision of our warrant agreement may make it more difficult for us to consummate our initial business combination.

If either of the following things occur, then the exercise price of each warrant will be adjusted such that the effective exercise price per full share will be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price:

•	we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), or

•	the Market Value is below $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

These things may make it more difficult for us to consummate our initial business combination with a target business.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to letter agreements, our initial stockholders and their permitted transferees can demand that we register the Private Placement Units and the founder shares held, or to be held, by them, and may demand that we register such warrants or the common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or their respective permitted transferees are registered.

In connection with any meeting held to approve our initial business combination, we will offer each public stockholder the option to vote in favor of the proposed initial business combination and still seek redemption of its shares. The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable initial business combination or optimize our capital structure.

In connection with any meeting held to approve our initial business combination, we will offer each public stockholder (but not our initial stockholders, officers or directors) the right to have their shares of common stock redeemed for cash (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such stockholder votes for or against such proposed initial business combination; provided that a stockholder must in fact vote for or against a proposed initial business combination in order to have their shares of common stock redeemed for cash. This threshold and the ability to seek redemption while voting in favor of a proposed initial business combination may make it more likely that we will consummate our initial business combination.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive initial business combination available to us.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed initial business combination or amendment to our amended and restated certificate of incorporation to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed initial business combination or does not vote at all, to demand that we convert their shares into a pro rata share of the trust account as of two business days prior to the consummation of our initial business combination. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it typically takes a short amount of time to deliver shares through the DWAC (Deposit/Withdrawal at Custodian) System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed initial business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed initial business combination to comply with the delivery requirements discussed above for redemption. If such proposed initial business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive initial business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting initial business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds from our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed initial business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain initial business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our initial stockholders and their permitted transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will expire worthless.

Because we have not yet definitively identified a target business, we cannot ascertain the capital requirements for any particular transaction or our costs to operate or locate a transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with such combination, we may be required to seek additional financing or to abandon the proposed combination. Financing may not be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less (whether or not the underwriters’ over- allotment option is exercised in full) on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 20% of our issued and outstanding shares of common stock (including the shares of common stock underlying the Private Placement Units). Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as previously disclosed. As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchased units in the initial offering or any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of our initial business combination. If there is an annual meeting, only a portion of our board of directors will be considered for election due to our “staggered” board of directors. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. Please see “Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.”

An active trading market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

There is limited prior market history on which an investor can base their investment decision. The price of our securities may vary significantly due to one or more potential initial business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

While initially listed on NASDAQ, our securities may not continue to be listed on NASDAQ in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our initial business combination, the Nasdaq stock exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•	a determination that our shares of common stock are a “penny stock” that will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are, and we expect eventually our common stock and warrants will be, listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not comply with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of, and do not conduct redemptions in connection with, our initial business combination, pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete our initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate initial business combination.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and extended the time to consummate our initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation or our warrant agreement will require a vote of holder of 65% of our common stock or the then-outstanding public warrants, respectively. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to change fundamentally the nature of any securities offered through the registration statement of which this Form 10-K forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate our initial business combination in order to effectuate our initial business combination.

Our charter and trust account agreements may be amended in certain cases with approval of only 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies, and so it may be easier for us to facilitate an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of majority of our common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially approximately 20% of our common stock (assuming they did not purchase any units after the IPO), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then-outstanding public shares. These agreements are contained in letter agreements. Our stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers, or directors for any breach of this agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion, or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $3,913 in its operating bank accounts, and working capital deficit of $309,487. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, described in Note 1, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 13, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 13, 2023, there will be a mandatory liquidation and subsequent dissolution. The financial statements provided with this Current Report on Form 10-K do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

While our sponsor may deposit additional funds into the trust account in order to extend the time available to complete an initial business combination by three months, and it may do so twice for a total six-months of extension beyond the initial 12-months available, there is no assurance that such extensions will be possible in each instance. Our sponsor must have sufficient funds on hand, or access to such funds, or order to make the required cash deposit into the trust. Even with such funds available in the first instance, funds may not be available for a second extension if one is needed. In the event both extensions are paid by our sponsor, we cannot provide assurance that we will complete our initial business combination within the extended deadline. Even with both extensions paid and completed, failing to consummate our initial business combination by the extended deadline will have the same result as described above in this paragraph about missing the initial 12-month deadline without an extension; namely, there will be a mandatory liquidation and subsequent dissolution.

An investment in this Company may result in uncertain or adverse U.S. federal income tax consequences.

Because there are no authorities that directly address instruments similar to the units we issued in the IPO, the allocation an investor makes with respect to the purchase price of a unit and between a share of common stock and one warrant to purchase one share of common stock which is included in each unit could be challenged by the IRS or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in the IPO is unclear under current law. It is also unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company; (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent, or stockholder of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach; (3) action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws; or (4) action asserting a claim governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination); (b) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery; or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our amended and restated certificate of incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risks

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

Such risks associated with companies operating in the target business’ home jurisdiction include any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future initial business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks, and if we are unable to do so, our operations might suffer.

If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly and negatively affect our business, assets or operations in that particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and can be inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for our investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in regions in which potential targets are located may fluctuate and may be affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements or remedies may be unavailable outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation, any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently lease our executive offices for non-material, administrative purposes at 42 Broadway, 12th Floor, New York, New York 10004. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on NASDAQ under the symbol “WAVSU” on January 12, 2022. The shares of common stock and warrants comprising the units have not yet began trading but are expected to be listed on NASDAQ under the symbols “WAVS” and “WAVSW,” respectively, on or about April 11, 2022. For information required under Item 201 of regulation S-K, refer to information under the heading “Related Party Loans” below, which is under the section labeled “Certain Relationships And Related Transactions, and Director Independence.”

Holders of Record

As of March 21, 2022, there was an aggregate of 14,751,000 shares of common stock issued and outstanding, which are held by our Sponsor Western Acquisition Ventures Sponsor LLC, Alliance Global Partners, our independent directors and other holders of record. We currently have approximately 30 non-public holders of our Common Stock held by three holders of record as of March 21, 2022. Our record holders do not count beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Simultaneously with the closing of the IPO on January 14, 2022, pursuant to the Subscription Agreement for private placement units (the “Private Placement Units”), the Company completed the private sale of an aggregate of 376,000 units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,760,000. The Private Placement Units are identical to the Units in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 9, 2021, the Sponsor acquired 4,312,500 shares of common stock of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of AGP for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and AGP sold back to the Sponsor 55,000 Founder Shares for $478, such that the Sponsor owns an aggregate of 2,125,000 Founder Shares, and AGP owns 750,000 Founder Shares. Up to 375,000 Founder Shares (including the Founder Shares transferred to an affiliate of AGP) were subject to forfeiture by the subscribers in case the underwriters did not fully exercise their over-allotment option. Prior to the initial investment in the Company of $25,000 by our Sponsor, we had no assets, tangible or intangible. Simultaneously with the consummation of the IPO, the Company sold 376,000 Private Placement Units, as described above under the heading “Introduction,” which is part of Item 1 above. Since the underwriters exercised the overallotment option in full on January 14, 2022, none of the Founder Shares are subject to forfeiture any longer.

The Company’s Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

For further description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, Note 1 to the finical statements included herewith, the risk factor labeled “The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of our public shares upon the consummation of our initial business combination,” as well as Item 7A below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from April 28, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from April 28, 2021 (inception) through December 31, 2021, we had a net loss of $11,371. This consisted of $8,971 in general and administrative expenses and $2,400 in franchise taxes.

Liquidity and Capital Resources

For the period ended December 31, 2021, cash used in operating activities was $2,971. Net cash used in investing activities was $98,116 due to payment of deferred offering cost and net cash provided by financing activities was $105,000 due to the proceeds from issuance of common stock to Sponsor in the amount of $25,000 and proceeds from note payable – related party in the amount of $80,000.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, described in Note 1, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 13, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 13, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on April 28, 2021 (inception). The Company does not believe adopting ASU 2020-06 will have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-17 following Item 15, which comprise a portion of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, and they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 30, 2022.

Name	Age	Position
Stephen Christoffersen	37	Chief Executive Officer and Director
William Lischak	64	Chief Financial Officer and Director
Ade Okunubi	39	Director
Ali Jahangiri	47	Director
Robin L. Smith	57	Director
Adam K. Stern	58	Director

For more information about our directors and executive officers, please see the information above under the section labeled “Our Management Team.”

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2021, which was the year in which the Company was formed, the Board of Directors did not meet and acted by unanimous written consent on various matters.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

Board Committees

The Board has a standing audit committee, nominating committee and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on October 20, 2021, and is available on our website at westernacquisitionventures.com.

Audit Committee

The Audit Committee is comprised of Mr. Stern and Ms. Smith as members, as well as Mr. Okunubi as chair. Each member is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. The audit committee’s duties, which are specified in the Audit Committee’s Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, or reports that raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

The Nominating Committee is comprised of Mr. Okunubi as a member and Mr. Jahangiri as chair. Each member is an independent director under the Nasdaq listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to our board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on our board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The Compensation Committee is comprised of Mr. Jahangiri as a member and Mr.  Smith as chair. Each member is an independent director under the Nasdaq listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than fees payable to A.G.P. as described in “Conflicts of Interest,” no compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our initial stockholders, our directors, or any of their respective affiliates, prior to or for any services they render in order to effectuate, the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of our initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and if there is a conflict of interest in determining whether a particular business opportunity should be presented, any pre-existing fiduciary obligation will be presented the opportunity before we are presented with it.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	The insider shares owned by our officers and directors will be released from escrow only if an initial business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete an initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf that would only be repaid if we complete our initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing an initial business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest that may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business until the earlier of (i) our consummation of our initial business combination, and (ii) 12 months (or up to 18 months, if extended) from the January 14, 2022 closing date. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of an initial business combination opportunity that is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor their fiduciary or contractual obligations to present such an initial business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our initial business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Industry of Affiliated Company	Affiliation
Stephen Christoffersen
	XS Financial	Financial	Board Member
	Range Ventures LLC	Financial	Founder & Managing Member

William Lischak	RightsTrade, LLC	Film and Television Rights Licensing	CEO

Ade Okunubi	Industrial Battery	Industrial Battery Distribution and Servicing	President
	OKA Holdings	Investment Fund	Managing Partner

Ali Jahangiri	Matisse Falcon, Inc.	Financial	CEO
	Hotels, LLC	Hotel Industry	CEO
	JV Group, Inc.	Real Estate Company	Founder & President
	EB5 Bride, Inc.	EB5 Visa Industry	Founder & President
	Loyola Law School – Board of Overseers	University	Board Member
	CA Film Commission	Film	Commissioner
	Outclick Media (d/b/a Eb5Investors.com; Opportunity Zone Expo, Uglobal)	Events & Publications - Immigration	Founder & CEO

Robin L. Smith	Caladrius Biosciences, Inc.	Biotechnology	Executive Chairman
	Wellfleet Partners, Inc.	Financial	Partner
	Sorrento Therapeutics	Biotechnology	Board Member
	ServiceSource International, Inc.	Services	Board Member
	Celularity Therapeutics	Biotechnology	Board Member
	Vicinity and Spiritus Therapeutics	Life Sciences	Board Member
	Cura Foundation	Medical	Founder, President, Chairman of the Board
	NYU Langone Medical Center	Medical	Board of Overseers
	Sanford Health	Medical	Board of Trustees
	Alliance for Cell Therapy		Board Member

Adam K. Stern	Stern Aegis Ventures	Financial	CEO
	Aegis Capital Corp.	Financial	Head of Private Equity Banking
	DarioHealth Corp.	Medical	Director
	Organovo Holdings, Inc.	Medical	Director
	Aerami Therapeutics, Inc.	Medical	Director

In connection with the vote required for any initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock as part of the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated certificate of incorporation relating to pre-initial business combination activity.

All ongoing and future transactions between us, on the one hand, and any of our officers and directors or their respective affiliates, on the other hand, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or Sponsor, unless we have obtained (i) an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the initial business combination is fair to our company from a financial point of view; and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, other than the initial business combination fee payable to A.G.P. as described in “Conflicts of Interest,” in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

PRINCIPAL STOCKHOLDERS

The table below sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Form 10-K by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect a record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

The following table presents the number of shares and percentage of our common stock beneficially owned as of the filing date, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares of Common Stock(2)
Western Acquisition Ventures Sponsor LLC (our sponsor)	2,501,000	16.95%
A.G.P./Alliance Global Partners(4)	750,000	5.08%
Stephen Christoffersen (Director) (5)	112,493	0.76%
William Lischak (Director)(6)	2,501,000	16.95%
Ade Okunubi (Director)	-	-
Ali Jahangiri (Director)(7)	163,802	1.11%
Robin L. Smith (Director)	-	-
Adam K. Stern (Director)	-	-
All directors and executive officers as a group (six individuals)	1,847,826	12.53%
MMCAP International Inc. SPC (8)	500,000	3.39%
Feis Equities LLC (Lawrence M. Feis) (9)	818,768	5.55%
Alpha Captal Anstalt	918,031	6.22%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 42 Broadway, 12th Floor, New York, New York 10004.

(2)	Percentages shows are based on 14,751,000 shares of common stock issued and outstanding as of March 30, 2022.

(3)	Interests shown include of founders shares, classified as common stock, and shares issued with the private placement units, as well as public shares.

(4)	Interests shown consist solely of representative shares, classified as common stock. The business address of A.G.P. is 590 Madison Avenue, 28th Floor, New York, NY 10022. Interests shown consist of 750,000 shares of common stock beneficially owned by A.G.P. Individuals who have shared voting and investor control over these shares are Raffaele Gambardella, A.G.P.’s Chief Operation Officer and Chief Risk Officer, Craig E. Klein, A.G.P.’s Chief Financial Officer/Principal Financial Officer, Phillip W. Michals, A.G.P.’s Chief Executive Officer, John J. Venezia, A.G.P.’s Chief Compliance Officer, and David A. Bocchi, Trustee of the David Bocchi Family Trust, which is an indirect owner of A.G.P., each of whom disclaims any beneficial ownership of such shares except to the extent of their pecuniary interest.

(5)	Mr. Christoffersen holds 84,333 shares of Common Stock held in his name, as well as 28,160 shares of Common Stock and 5,000 warrants held indirectly through Range Ventures.

(6)	With respect to before the offering, our Sponsor is the record holder of such shares. William Lischak, our Chief Financial Officer, is the sole managing member of our Sponsor. As such, William Lischak has voting and investment discretion with respect to the founder shares held of record by our Sponsor and may be deemed to have shared beneficial ownership of the founder shares held directly by our Sponsor. William Lischak disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(7)

Mr. Jahangiri holds 31,822 shares of Common Stock directly due to holding 30,337 founder shares and 1,485 shares of common stock as a result of holding 1,485 Private Placement Units, which each contain one share of Common Stock, as described above under the heading “Recent Sales of Unregistered Securities.”  Mr. Jahangiri also holds 131,980 shares of Common Stock indirectly through Advanta IRA Services, LLC FBO Ali Jahangiri IRA #8010126, which holds 108,465 founder shares and 23,515 Private Placement Units.

(8)

Based on a Schedule 13G filed by the reporting person, the address for the reporting person is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands.

(9)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606

Our initial stockholders beneficially owned 20% of the then issued and outstanding shares of common stock immediately following our IPO. None of our initial stockholders, officers, or directors purchased securities in the IPO. Because of the ownership block held by our initial stockholders, they may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the insider shares issued and currently outstanding have been placed in escrow with American Stock Transfer & Trust Company, LLC, as escrow agent, until the earlier of (A) one year after the date of the consummation of our initial business combination; or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other properties. Notwithstanding the foregoing, all of the founder shares will be released from the escrow account if (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; or (2) if we complete a transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares for cash, securities or other property. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and stockholders) participating in the private placement of the Private Placement Units, officers, directors, stockholders, employees and members of our initial stockholders and their affiliates; (2) amongst initial stockholders or their respective affiliates, or to our officers, directors, advisors, and employees; (3) if a holder is an entity, as a distribution to its partners, stockholders or members upon its liquidation; (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes; (5) by virtue of the laws of descent and distribution upon death; (6) pursuant to a qualified domestic relations order; (7) by certain pledges to secure obligations incurred in connection with purchases of our securities; or (8) by private sales at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and the letter agreement. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation); (ii) to relatives and trusts for estate planning purposes; (iii) by virtue of the laws of descent and distribution upon death; (iv) pursuant to a qualified domestic relations order; (v) by certain pledges to secure obligations incurred in connection with purchases of our securities; (vi) by private sales made at or prior to the consummation of an initial business combination at prices no greater than the price at which the shares were originally purchased; or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect an initial business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Our Sponsor purchased from us an aggregate of 376,000 units at $10.00 per unit for a total purchase price of $3,760,000. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. A portion of the proceeds of the private placement were added to the proceeds of the IPO and placed in a trust account in the United States maintained by American Stock Transfer & Trust Company, LLC, as trustee, in an amount such that, at the time of the closing of the IPO, $116,150,000 was being held in the trust account. The remainder of such proceeds are being held by us outside of the trust account and being used for working capital purposes.

Our Sponsor, officers, and directors are deemed to be our “promoter” (as such term is defined under the federal securities laws). In addition, Nick Kovacevich may be deemed to be a “promoter” (as such term is defined under the federal securities laws) of ours due to his involvement in our early founding and organization. Mr. Kovacevich is an investor in our Sponsor, but did not receive, nor is he entitled to receive, any compensation for such activities.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information about common stock beneficially owned by our directors and officers individually and as a group, as well as for those persons known to us who hold at least 5% of our common stock, refer to the information above under the heading “Principal Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On June 9, 2021, the Sponsor acquired 4,312,500 Founder Shares for an aggregate purchase price of $25,000. On June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of AGP for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and AGP sold back to the Sponsor 55,000 Founder Shares for $478, such that the Sponsor owns an aggregate of 2,125,000 Founder Shares, and AGP owns 750,000 Founder Shares. Up to 375,000 Founder Shares (including the Founder Shares transferred to an affiliate of AGP) were subject to forfeiture by the subscribers in case the underwriters did not fully exercise their over-allotment option. Prior to the initial investment in the Company of $25,000 by our Sponsor, we had no assets, tangible or intangible. Simultaneously with the consummation of the IPO, the Company sold 376,000 Private Placement Units, as described above under the heading “Introduction,” which is part of Item 1 above. Since the underwriters exercised the overallotment option in full on January 14, 2022, none of the Founder Shares are subject to forfeiture any longer.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On June 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was amended to become payable on the earlier of the IPO or June 30, 2022. The Note was non-interest bearing and became payable on the consummation of the IPO (January 14, 2022). On December 31, 2021, the balance outstanding on the Note was $80,000 which was subsequently repaid on January 14, 2022 in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

The holders of our insider shares issued and outstanding on the date of this annual report, as well as the holders of the Private Warrants (and all underlying securities), are entitled to registration rights pursuant to the registration rights agreement, dated January 11, 2022. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our code of ethics, which we have adopted, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 in any calendar year or 2% of our total assets averaged across the last two most recently completed fiscal years; (2) we or any of our subsidiaries are a participant; and (3) any (a) executive officer, director or nominee for election as a director, (b) beneficial owner greater than 5% of our common stock or any other class or series of our securities, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform their work objectively and effectively. Conflicts of interest may also arise if a person, or a member of their family, receives improper personal benefits as a result of their position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us on the one hand, and any of our officers and directors or their respective affiliates on the other hand, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors and officers questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the initial business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination.

Director Independence

The Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Ade Okunubi, Ali Jahangiri, Robin L. Smith, and Adam K. Stern are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms that our board believes are no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

For a further description of director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP for services rendered with the consent of our Audit Committee, as described above under the heading “Audit Committee,” which is under Item 10 hereof.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with periodic filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our financial statements and other required filings with the SEC for the period ended December 31, 2021 totaled approximately $36,050. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended December 31, 2021, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the period ended December 31, 2021.

All Other Fees. We did not pay Marcum LLP for any other services for the period ended December 31, 2021.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Western Acquisition Ventures Corp. dated January 11, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

3.3	Bylaws of Western Acquisition Ventures Corp. dated May 7, 2021 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

4.1	Warrant Agreement between the Company and American Stock Transfer & Trust Company dated January 11, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

4.2	Form of Warrant Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

4.3	Specimen Common Stock Certificate of Western Acquisition Ventures Corp. (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

4.4	Specimen Warrant Certificate of Western Acquisition Ventures Corp. (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

4.5	Description of Securities, which was presented in our Registration Statement on Form S-1/A filed on January 5, 2022, under the heading “Description of Securities.”

10.1+	Letter Agreement between the Company, its officers, its directors, the Sponsor and A.G.P./Alliance Global Partners dated January 11, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.2+	Form of Letter Agreement from each of the Registrant’s officers, directors, sponsor, and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.3	Investment Management Trust Agreement between the Company and American Stock Transfer & Trust Company, LLC dated January 11, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.4	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.5	Registration Rights Agreement between the Company, the Sponsor, A.G.P./Alliance Global Partners and certain other security holders of the Company dated January 11, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.6	Form of Registration Rights Agreement, (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.7	Securities Subscription Agreement for Private Placement Units by and between the Company and the Sponsor dated January 11, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.8	Form of Subscription agreement for private placement units (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.9	Stock Escrow Agreement between the Company, American Stock Transfer & Trust Company, LLC and the initial stockholders dated January 11, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.10	Form of Stock Escrow Agreement (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.11	Form of Indemnity Agreement by and among the Company and each of the directors and officers of the Company dated January 11, 2022 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.12	Underwriting Agreement between the Company and A.G.P./Alliance Global Partners dated January 11, 2022 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.13	Business Combination Agreement between the Company and A.G.P./Alliance Global Partners dated January 11, 2022 (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.14	Promissory Note dated June 9, 2021, issued to Western Acquisition Ventures Sponsor LLC (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.15	Securities Subscription Agreement, dated June 9, 2021, between the Registrant and Western Acquisition Ventures Sponsor LLC (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

23.1*	Report of Independent Registered Public Accounting Firm, included herewith on page F-2.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

99.4	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

99.10	Press Release, dated January 14, 2022 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

99.11	Press Release, dated January 11, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

*	Filed Herewith
+	Employment Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ACQUISITION VENTURES ACQUISITION CORP.

Dated: March 30, 2022	By:	/s/ Stephen Christoffersen
	Name:	Stephen Christoffersen
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Christoffersen	Chief Executive Officer, President and Director	March 30, 2022
(Principal Executive Officer)

/s/ William Lischak	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer)	March 30, 2022
Principal Accounting and Financial Officer

/s/ Robin Smith	Director	March 30, 2022

/s/ Ade Okunubi	Director	March 30, 2022

/s/ Adam Stern	Director	March 30, 2022

/s/ Ali Jahangiri	Director	March 30, 2022

WESTERN ACQUISITION VENTURES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Western Acquisition Ventures Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Western Acquisition Ventures Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 28, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete an initial business combination by the close of business on January 13, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA

March 30, 2022

WESTERN ACQUISITION VENTURES CORP.

BALANCE SHEET

December 31,
2021
ASSETS

CURRENT ASSETS
Cash	$3,913
Total current assets	3,913
Deferred offering costs	323,116
TOTAL ASSETS	$327,029

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,000
Accrued offering costs	225,000
Note payable - related party	80,000
Franchise tax payable	2,400
Total current liabilities	313,400

Total liabilities	313,400

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock ; $0.0001 par value; 50,000,000 shares authorized; 2,875,000 issued and outstanding (1)	287
Additional paid-in capital	24,713
Accumulated deficit	(11,371)

Total stockholders' equity	13,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$327,029

The accompanying notes are an integral part of these financial statements

(1) This number includes an aggregate of up to 375,000 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

WESTERN ACQUISITION VENTURES CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$8,971
Franchise tax	2,400
LOSS FROM OPERATIONS	(11,371)

NET LOSS	(11,371)
Weighted average shares outstanding of Common stock, basic and diluted (1)	2,500,000
Basic and diluted net loss per share, Common stock	$(0.00)

The accompanying notes are an integral part of these financial statements

(1) This number excludes an aggregate of up to 375,000 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

WESTERN ACQUISITION VENTURES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD APRIL 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance, April 28, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor (1)	2,875,000	$287	$24,713	-	$25,000

Net loss	-	-	-	(11,371)	(11,371)

Balance, December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629

(1) This number includes an aggregate of up to 375,000 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements

WESTERN ACQUISITION VENTURES CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD APRIL 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,371)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,000
Franchise tax payable	2,400
Net cash flows used in operating activities	(2,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deferred offering costs	(98,116)
Net cash flows used in investing activities	(98,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from note payable - related party	80,000
Net cash flows provided by financing activities	105,000

NET CHANGE IN CASH	3,913

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$3,913

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$225,000

The accompanying notes are an integral part of these financial statements

WESTERN ACQUISITION VENTURES CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 – Description of Organization and Business Operations and Liquidity

Western Acquisition Ventures Corp. (the “Company”) was incorporated in Delaware on April 28, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through December 31, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 361,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Western Acquisition Ventures Sponsor LLC (the “Sponsor”), generating gross proceeds of $3,610,000 which is described in Note 4.

Simultaneously with the closing of the IPO and the sale of the Private Placement Units, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $15,000,000. Simultaneously with the exercise of the overallotment option, the Company consummated the private placement of an additional 15,000 Private Placement Units to the Sponsor, generating gross proceeds of $150,000.

Offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company will pay Alliance Global Partners (“AGP”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, AGP will not be entitled to any of this fee (see Note 6).

Following the closing of the IPO and Overallotment Units, $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amounts due under the business combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect such a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options.” The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment

If the Company is unable to complete a Business Combination by January 13, 2023, 12 months from the closing of the IPO, or up to 18 months if extended, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The only way to extend our initial 12-month time available in the Combination Window for us to consummate our initial business combination in the absence of a definitive agreement is for our sponsor or its affiliates or designees, upon 5 days’ advance notice prior to the applicable deadline, to deposit into the Trust Account $1,150,000 ($0.10 per public share) for each 3-month extension, or prior to the date of the applicable deadline. Each extension requires approval by resolution of our Board, and our public stockholders will not be entitled to vote or redeem their shares in connection with such extension. There may be at most two three-month extensions for a maximum total extended Combination Window of 18 months.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, since the Initial Stockholders acquired Public Shares in the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. AGP has agreed to waive its rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who has executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic, and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $3,913 in its operating bank accounts, and a working capital deficit of $309,487.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 13, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by January 13, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”) which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,913 in cash and did not have any cash equivalents as of December 31, 2021.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of December 31, 2021, the Company has incurred $323,116 of deferred offering costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 28, 2021(inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on April 28, 2021 (inception). The Company does not believe adopting ASU 2020-06 will have a material impact on the Company’s financial position, results of operations, or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 11,500,000 Units (including 1,500,000 Overallotment Units) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement Warrants

On January 14, 2022, simultaneously with the consummation of the IPO and sale of the Overallotment Units, the Company consummated the issuance and sale of 376,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,760,000. Each Private Placement Unit consists of one share of common stock and one warrant (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On June 9, 2021, the Sponsor acquired 4,312,500 shares of common stock of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of AGP for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and AGP sold back to the Sponsor 55,000 Founder Shares for $478, such that the Sponsor owns an aggregate of 2,125,000 Founder Shares, and AGP owns 750,000 Founder Shares. Up to 375,000 Founder Shares (including the Founder Shares transferred to an affiliate of AGP) were subject to forfeiture by the subscribers in case the underwriters did not fully exercise their over-allotment option. Since the underwriters exercised the overallotment option in full on January 14, 2022, none of the Founder Shares are subject to forfeiture any longer.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On June 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was amended to become payable on the earlier of the IPO or June 30, 2022. The Note was non-interest bearing and became payable on the consummation of the IPO (January 14, 2022). On December 31, 2021, the balance outstanding on the Note was $80,000 which was subsequently repaid on January 14, 2022 in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 14, 2022, the underwriters fully exercised their over-allotment option and purchased 1,500,000 Units at $10.00 per Unit.

The underwriters were paid a cash underwriting discount of $500,000 at the closing of the IPO. As an additional underwriting fee, on June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of AGP for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and AGP sold back to the Sponsor 55,000 Founder Shares for $478, such that AGP owns 750,000 Founder Shares.

Business Combination Marketing Agreement

The Company has engaged AGP as an advisor in connection with an initial Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential initial Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with an initial Business Combination, assist the Company in obtaining stockholders’ approval for the initial Business Combination, and assist the Company with its press releases and public filings in connection with the initial Business Combination. The Company will pay AGP a fee for such marketing services upon the consummation of an initial Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Stockholders’ Equity

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021 there were 2,875,000 shares of common stock outstanding, up to 375,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised in connection with the Initial Public Offering.

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of December 31, 2021, there were no Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

·	in whole and not in part;

·	at a price of $0.01 per Public Warrant;

·	upon not less than 30 days’ prior written notice of redemption;

·	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

·	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire and become worthless.

In addition, if (a) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Private Placement Warrants— As of December 31, 2021, there were no Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Note 8- Income Taxes

The total provision (benefit) for income taxes is comprised of the following:

Federal	For the period from April 28, 2021 (inception) through December 31, 2021
Current expense	$—
Deferred expense	(2,388)
Change in valuation allowance	2,388
Total income tax expense (benefit)	$—

State	For the period from April 28, 2021 (inception) through December 31, 2021
Current expense	$—
Deferred expense	—
Change in valuation allowance	—
Total income tax expense (benefit)	$—

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The net deferred tax assets and liabilities in the accompanying balance sheet included the following components:

December 31, 2021
Deferred tax assets
Start-up costs	$1,884
Net operating loss	504
Total deferred tax assets	2,388
Deferred tax liabilities	—
Valuation allowance for deferred tax assets	(2,388)
Net deferred tax assets	$—

As of December 31, 2021, the Company had $2,400 in U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 28, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $2,388.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	(21.0)%
Income tax provision expense (benefit)	0.0%

The Company files income tax returns in the U.S. (including California and Oklahoma) and is subject to examination by the various taxing authorities since inception.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events, other than already disclosed, that have occurred that would require adjustments to or disclosures in the financial statements.

