Form 10-Q
period 2022-03-31
Western Acquisition Ventures Corp.
filed 2022-05-16
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-41214

Western Acquisition Ventures Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		86-3720717 (I.R.S. Employer Identification No.)
42 Broadway, 12th Floor New York, New York 10004 (Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 740-0710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock	WAVSU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	WAVS	The Nasdaq Stock Market LLC
Warrants	WAVSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 6, 2022, 14,751,000 shares of the registrant’s common stock were outstanding.

WESTERN ACQUISITION VENTURES CORP.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	financial performance following our initial public offering; or
●	delpeting resources available for an initial business combination on negotiations and diligence of a target that ultimately does not consummate such that remaining resources are insufficient to complete an initial business combination with another target.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “2021 Annual Report”), and our subsequent reports, including this Report and reports on Form 8-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$800,727	$3,913
Prepaid expenses and other assets	312,833	—
Total current assets	1,113,560	3,913
Prepaid expenses-non current	209,943
Deferred Offering costs	—	323,116
Investments held in Trust Account	116,090,278
TOTAL ASSETS	$117,413,781	$327,029
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$213,934	$6,000
Accrued offering costs	—	225,000
Note payable - related party	—	80,000
Franchise tax payable	45,743	2,400
Total current liabilities	259,677	313,400
Total liabilities	259,677	313,400
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.10 per share.	116,150,000	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding(1)	324	287
Additional paid-in capital	1,605,560	24,713
Accumulated deficit	(601,780)	(11,371)
Total stockholders' equity	1,004,104	13,629

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,413,781	$327,029

(1) Comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

For the three months
ended March 31, 2022
OPERATING EXPENSES
Professional fees and other expenses	$484,848
Franchise tax	45,839
LOSS FROM OPERATIONS	530,687

OTHER EXPENSES
Loss on marketable securities held in Trust Account	(59,722)
TOTAL OTHER EXPENSES	(59,722)

NET LOSS	(590,409)

Weighted average shares outstanding of Common Stock subject to possible redemption	9,711,111

Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.05)

Weighted average shares outstanding of Common Stock not subject to possible redemption	3,192,511

Basic and diluted net loss per share, Common Stock not subject to possible redemption	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock
			Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion for Common Stock subject to possible redemption to redemption value	—	—	(5,712,733)	—	(5,712,733)
Net Loss				(590,409)	(590,409)
Balance, March 31, 2022	3,251,000	$324	$1,605,560	$(601,780)	$1,004,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the three months
ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(590,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on marketable securities held in Trust Account	59,722
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(522,776)
Accounts payable and accrued exp	207,934
Franchise tax payable	43,343
Net cash used in operating activities	(802,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	114,500,000
Proceeds from private placement	3,760,000
Payment of Sponsor loan	(80,000)
Payment of offering costs	(431,000)
Net cash provided by financing activities	117,749,000

NET CHANGE IN CASH	796,814

CASH, BEGINNING OF PERIOD	3,913

CASH, END OF PERIOD	$800,727
Supplemental disclosure of cash flow information:
Change in value of Class A common stock subject to possible redemption	5,712,733

The accompanying notes are an integral part of these unaudited condensed financial statements

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 1 – Description of Organization and Business Operations and Liquidity

Western Acquisition Ventures Corp. (the “Company”) was incorporated in Delaware on April 28, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2022 offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company will pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6).

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

The Company’s Sponsor, officers, and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment

If the Company is unable to complete a Business Combination by January 13, 2023, 12 months from the closing of the IPO, or up to 18 months if extended, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The only way to extend our initial 12-month time available in the Combination Window for us to consummate our initial business combination in the absence of a definitive agreement is for our sponsor or its affiliates or designees, upon 5 days’ advance notice prior to the applicable deadline, to deposit into the Trust Account $1,150,000 ($0.10 per public share) for each 3-month extension, or prior to the date of the applicable deadline. Each extension requires approval by resolution of our Board, and our public stockholders will not be entitled to vote or redeem their shares in connection with such extension. There may be at most two three-month extensions for a maximum total extended Combination Window of 18 months.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, since the Initial Stockholders acquired Public Shares in the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. A.G.P. has agreed to waive its rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who has executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $800,727 in its operating bank accounts, and a working capital surplus of $853,883.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $800,727 in cash and did not have any cash equivalents as of March 31, 2022.

Investments Held in Trust Account

At March 31, 2022 , substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on January 14, 2022, 11,500,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital.

As of March 31, 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	5,712,733
Common stock subject to possible redemption	$116,150,000

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of March 31, 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022. As of December 31, 2021, the Company had a balance of $323,116 of deferred offering costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 28, 2021 (inception) to March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2022
	Common stock subject to	Common stock not subject to
Basic and diluted net loss per share:	possible redemption	possible redemption
Numerator:
Allocation of net loss	$(442,329)	$(148,079)

Denominator:
Basic and diluted weighted average shares outstanding	9,711,111	3,192,511

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

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

Note 4 — Private Placement Units

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

Note 5 — Related Party Transactions

Founder Shares

On June 9, 2021, the Sponsor acquired 4,312,500 shares of common stock of the Company (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of A.G.P. for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and A.G.P. sold back to the Sponsor 55,000 Founder Shares for $478, such that the Sponsor owns an aggregate of 2,125,000 Founder Shares, and A.G.P. owns 750,000 Founder Shares. Up to 375,000 Founder Shares (including the Founder Shares transferred to an affiliate of A.G.P.) were subject to forfeiture by the subscribers in case the underwriters did not fully exercise their over-allotment option. Since the underwriters exercised the overallotment option in full on January 14, 2022, none of the Founder Shares are subject to forfeiture any longer.

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

Promissory Note – Related Party

On June 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was amended to become payable on the earlier of the IPO or June 30, 2022. The Note was non-interest bearing and became payable on the consummation of the IPO (January 14, 2022). On December 31, 2021, the balance outstanding on the Note was $80,000 which was subsequently repaid on January 14, 2022 in full. There have been no borrowings on the Note since.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

The underwriters were paid a cash underwriting discount of $500,000 at the closing of the IPO. As an additional underwriting fee, on June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of A.G.P. for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and A.G.P. sold back to the Sponsor 55,000 Founder Shares for $478, such that A.G.P. owns 750,000 Founder Shares.

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with an initial Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential initial Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with an initial Business Combination, assist the Company in obtaining stockholders’ approval for the initial Business Combination, and assist the Company with its press releases and public filings in connection with the initial Business Combination. The Company will pay A.G.P. a fee for such marketing services upon the consummation of an initial Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Stockholders’ Equity

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 11,500,000 shares of common stock subject to possible redemption) .As of December 31, 2021 there were 2,875,000 shares of common stock outstanding, up to 375,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised in connection with the Initial Public Offering.

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of March 31, 2022, there were 11,500,000 Public Warrants outstanding. As of December 31, 2021, there were no Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire and become worthless.

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

Private Placement Warrants— As of March 31, 2022, there were 376,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to or disclosures in the financial statements as of March 31, 2022, other than as described below:

On May 2, 2022, the Company issued a press release, announcing that separate trading of shares of the Common Stock and Warrants comprising the Units has commenced. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “WAVSU.” The Common Stock and Warrants will separately trade on Nasdaq under the symbols “WAVS” and “WAVSW,” respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Report to “our,” “we,” “us” or the “Company” refer to Western Acquisition Ventures Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Western Acquisition Ventures Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Forward Looking Statements” above and “Item 1A. Risk Factors” in our 2021 Annual Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $590,409. This consisted of $530,687 in professional fees, general and administrative expenses, and franchise taxes and $59,722 of loss on marketable securities in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022 we had $800,727 in cash held outside of the Trust Account. As of March 31, 2022, we had a working capital surplus of $853,883.

The Company’s liquidity needs will be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the three months ended March 31, 2022, net cash used in operating activities was $802,186, which is primarily due to a net loss of $590,409 and changes in working capital of $271,499. Net cash used in investing activities was $116,150,000, which was due to the proceeds of the IPO deposited into the trust account. Net cash provided by financing activities was $117,749,000, which was due to the IPO proceeds.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $500,000 at the closing of the IPO. As an additional underwriting fee, on June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of A.G.P. for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and A.G.P. sold back to the Sponsor 55,000 Founder Shares for $478, such that A.G.P. owns 750,000 Founder Shares.

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with an initial Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential initial Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with an initial Business Combination, assist the Company in obtaining stockholders’ approval for the initial Business Combination, and assist the Company with its press releases and public filings in connection with the initial Business Combination. The Company will pay A.G.P. a fee for such marketing services upon the consummation of an initial Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees which might become payable).

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The 11,876,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. Therefore, as of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Common Stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on January 14, 2022, 11,500,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2021 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of March 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of the fiscal year covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

Not applicable to smaller reporting companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification pursuant to 18 U.S.C. 1350
32.2**	Certification pursuant to 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e
WESTERN ACQUISITION VENTURES CORP.

Date: May 16, 2022	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ William Lischak
William Lischak
Chief Financial Officer
(Principal Financial and Accounting Officer)