Form 10-Q
period 2022-06-30
Western Acquisition Ventures Corp.
filed 2022-08-11
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

As of August 11, 2022, 14,751,000 shares of the registrant’s common stock were outstanding.

WESTERN ACQUISITION VENTURES CORP.

INDEX

		PAGE NUMBER
PART I FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period April 28, 2021(inception) through June 30, 2021	3

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and for the period April 28, 2021(inception) through June 30, 2021	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period April 28, 2021(inception) through June 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “2021 Annual Report”), and our subsequent reports, including this Report and Current Reports on Form 8-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$618,559	$3,913
Prepaid expenses and other assets	297,958	—
Total current assets	916,517	3,913
Prepaid expenses - non current	143,075	—
Deferred offering costs	—	323,116
Investments held in Trust Account	116,249,639	—
TOTAL ASSETS	$117,309,231	$327,029
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$781,784	$6,000
Accrued offering costs	—	225,000
Note payable - related party	—	80,000
Franchise tax payable	95,743	2,400
Total current liabilities	877,527	313,400
Total liabilities	877,527	313,400

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.10 per share.	116,150,000	—
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding(1)	324	287
Additional paid-in capital	1,605,560	24,713
Accumulated deficit	(1,324,180)	(11,371)
Total stockholders’ equity	281,704	13,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,309,231	$327,029

(1) Comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			For the period
	For the three months	For the six months	April 28, 2021 (inception)
	ended June 30, 2022	ended June 30, 2022	through June 30, 2021
OPERATING EXPENSES
Professional fees and other expenses	$831,761	$1,316,609	$2,493
Franchise tax	50,000	95,839	—
LOSS FROM OPERATIONS	881,761	1,412,448	2,493

OTHER INCOME
Unrealized gain on marketable securities held in Trust Account	159,361	99,639	—
TOTAL OTHER INCOME	159,361	99,639	—

NET LOSS	$(722,400)	$(1,312,809)	$(2,493)

Weighted average shares outstanding of Common Stock subject to possible redemption	11,500,000	10,610,497	—

Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.05)	$(0.09)	$—

Weighted average shares outstanding of Common Stock not subject to possible redemption (1)	3,251,000	3,221,917	2,500,000

Basic and diluted net loss per share, Common Stock not subject to possible redemption	$(0.05)	$(0.09)	$0.00

1.	Excludes 375,000 shares for the period April 28, 2021 (inception) through June 30, 2021 that were subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriters (Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock
			Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion for Common Stock subject to possible redemption to redemption value	—	—	(5,712,733)	—	(5,712,733)
Net Loss	—	—	—	(590,409)	(590,409)
Balance March 31, 2022	3,251,000	324	1,605,560	(601,780)	1,004,104
Net loss	—	—	—	(722,400)	(722,400)
Balance June 30, 2022	3,251,000	$324	$1,605,560	$(1,324,180)	$281,704

FOR THE PERIOD FROM APRIL 28, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Common stock				Total
			Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance, April 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	287	24,713	—	25,000
Net loss	—	—	—	(2,493)	(2,493)
Balance June 30, 2021	2,875,000	$287	$24,713	$(2,493)	$22,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period
		April 28, 2021
	For the six months	(inception) through
	ended June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,312,809)	$(2,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(99,639)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(441,033)	—
Accounts payable and accrued exp	775,784	1,600
Franchise tax payable	93,343	—
Net cash used in operating activities	(984,354)	(893)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	114,500,000	25,000
Proceeds from private placement	3,760,000	—
Payment of Sponsor loan	(80,000)	—
Payment of offering costs	(431,000)	(10,000)
Net cash provided by financing activities	117,749,000	15,000

NET CHANGE IN CASH	614,646	14,107

CASH, BEGINNING OF PERIOD	3,913	—

CASH, END OF PERIOD	$618,559	$14,107

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$148,346
Change in value of Class A common stock subject to possible redemption	$5,712,733	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

As of June 30, 2022 offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company will pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6).

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $618,559 in its operating bank accounts, and a working capital surplus of $38,990.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $618,559 in cash and did not have any cash equivalents as of June 30, 2022.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of June 30, 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	5,712,733
Common stock subject to possible redemption	$116,150,000

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of June 30, 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022. As of December 31, 2021, the Company had a balance of $323,116 of deferred offering costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 28, 2021 (inception) to June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the six months endedJune 30, 2022
	Common stock subject to	Common stock not subject to
Basic and diluted net loss per share:	possible redemption	possible redemption
Numerator:
Allocation of net loss	$(1,007,023)	$(305,786)

Denominator:
Basic and diluted weighted average shares outstanding	10,610,497	3,221,917

Basic and diluted net loss per ordinary share	$(0.09)	$(0.09)

	For the three months endedJune 30, 2022
	Common stock subject to	Common stock not subject to
Basic and diluted net loss per share:	possible redemption	possible redemption
Numerator:
Allocation of net loss	$(563,189)	$(159,211)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,251,000

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

	For the period apr 28, 2021 (inception) throughJune 30, 2021
	Common stock subject to	Common stock not subject to
Basic and diluted net loss per share:	possible redemption	possible redemption
Allocation of net loss	$—	$(2,493)

Denominator:
Basic and diluted weighted average shares outstanding	—	2,500,000

Basic and diluted net income (loss) per ordinary share	$—	$0.00

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

The underwriters were paid an underwriting fee of $500,000 at the closing of the IPO. As an additional underwriting fee, on June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of A.G.P. for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and A.G.P. sold back to the Sponsor 55,000 Founder Shares for $478, such that A.G.P. owns 750,000 Founder Shares.

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

Note 7 — Stockholders’ Equity

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 11,500,000 shares of common stock subject to possible redemption). As of December 31, 2021 there were 2,875,000 shares of common stock outstanding, up to 375,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised in connection with the Initial Public Offering.

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of June 30, 2022, there were 11,500,000 Public Warrants outstanding. As of December 31, 2021, there were no Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Placement Warrants— As of June 30, 2022, there were 376,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On May 2, 2022, the Company issued a press release, announcing that separate trading of shares of the Common Stock and Warrants comprising the Units has commenced. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “WAVSU.” The Common Stock and Warrants will separately trade on Nasdaq under the symbols “WAVS” and “WAVSW,” respectively.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to or disclosures in the financial statements as of June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six months ended June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2022, we had a net loss of $1,312,809. This consisted of $1,412,448 in professional fees, general and administrative expenses, and franchise taxes and $99,639 of net gain on marketable securities in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022 we had $618,599 in cash held outside of the Trust Account. As of June 30, 2022, we had a working capital surplus of $38,990.

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

For the six months ended June 30, 2022, net cash used in operating activities was $984,354, which is primarily due to a net loss of $1,312,809, changes in working capital of $428,094 and gain on marketable securities of $99,639. Net cash used in investing activities was $116,150,000, which was due to the proceeds of the IPO deposited into the trust account. Net cash provided by financing activities was $117,749,000 which was primarily due to the IPO proceeds and the proceeds from private placement.

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

The underwriters were paid an underwriting fee of $500,000 at the closing of the IPO. As an additional underwriting fee, on June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to an affiliate of A.G.P. for $7,000. On November 22, 2021, the Company effected a 2 for 3 reverse stock split of its common stock, and A.G.P. sold back to the Sponsor 55,000 Founder Shares for $478, such that A.G.P. owns 750,000 Founder Shares.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The 11,876,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. Therefore, as of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of June 30, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

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

WESTERN ACQUISITION VENTURES CORP.

Date: August 11, 2022	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	/s/ William Lischak
William Lischak
Chief Financial Officer
(Principal Financial and Accounting Officer)