Form 10-Q
period 2022-09-30
Western Acquisition Ventures Corp.
filed 2022-11-10
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 14,751,000 shares of the registrant’s common stock were outstanding.

WESTERN ACQUISITION VENTURES CORP.

INDEX

		PAGE NUMBER
PART I FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period April 28, 2021(inception) through September 30, 2021	3

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period April 28, 2021(inception) through September 30, 2021	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period April 28, 2021(inception) through September 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	financial performance following our initial public offering; or
●	depleting resources available for an initial business combination on negotiations and diligence of a target that ultimately does not consummate such that remaining resources are insufficient to complete an initial business combination with another target.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “2021 Annual Report”), and our subsequent reports, including this Report and Current Reports on Form 8-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws or if management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$475,809	$3,913
Prepaid expenses and other assets	283,083	—
Total current assets	758,892	3,913

Prepaid expenses - non current	85,471	—
Deferred offering costs	—	323,116
Investments held in Trust Account	116,765,936	—
TOTAL ASSETS	$117,610,299	$327,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$702,878	$6,000
Accrued offering costs	—	225,000
Note payable - related party	—	80,000
Income Tax Payable	88,568	—
Franchise tax payable	150,000	2,400
Total current liabilities	941,446	313,400
Total liabilities	941,446	313,400

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.13 per share.	116,527,369	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding(1)	323	287
Additional paid-in capital	1,605,560	24,713
Accumulated deficit	(1,464,399)	(11,371)
Total stockholders’ equity	141,484	13,629
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,610,299	$327,029

(1) Comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
				April 28, 2021
	For the three	For the nine	For the three	(inception)
	months ended	months ended	Months Ended	through
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
OPERATING EXPENSES
Professional fees and other expenses	$(136,323)	$(1,452,930)	$(545)	$(3,038)
Franchise tax	(54,257)	(150,096)	—	—
Income Tax Expense	(88,568)	(88,568)	—	—
LOSS FROM OPERATIONS	(279,148)	(1,691,594)	(545)	(3,038)

OTHER INCOME
Unrealized gain on marketable securities held in Trust Account	516,298	615,937	—	—
TOTAL OTHER INCOME	516,298	615,937	—	—

NET INCOME (LOSS)	$237,150	$(1,075,657)	$(545)	$(3,038)

Weighted average shares outstanding of Common Stock subject to possible redemption	11,500,000	10,910,256	—	—

Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.02	$(0.08)	$—	$—

Weighted average shares outstanding of Common Stock not subject to possible redemption (1)	3,251,000	3,231,718	2,500,000	2,500,000

Basic and diluted net income (loss) per share, Common Stock not subject to possible redemption	$0.02	$(0.08)	$(0.00)	$(0.00)

1.	Excludes 375,000 shares for the period April 28, 2021 (inception) through September 30, 2021 that were subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriters (Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(5,712,733)	—	(5,712,733)
Net Loss	—	—	—	(590,409)	(590,409)
Balance March 31, 2022	3,251,000	324	1,605,560	(601,780)	1,004,104
Net loss	—	—	—	(722,400)	(722,400)
Balance June 30, 2022	3,251,000	324	1,605,560	(1,324,180)	281,704
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	(377,369)	(377,369)
Net income	—	—	—	237,150	237,150
Balance September 30, 2022	3,251,000	$324	$1,605,560	$(1,464,399)	$141,484

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 28, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance, April 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	287	24,713	—	25,000
Net loss	—	—	—	(2,493)	(2,493)
Balance June 30, 2021	2,875,000	$287	$24,713	$(2,493)	$22,507
Net loss	—	—	—	(545)	(545)
Balance September 30, 2021	2,875,000	$287	$24,713	$(3,038)	$21,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		April 28, 2021
	For the nine	(inception)
	months ended	through
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,075,657)	$(3,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(615,937)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(368,554)	—
Accounts payable, accrued expenses and income tax payables	785,444	1,600
Franchise tax payable	147,600	—
Net cash used in operating activities	(1,127,104)	(1,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	114,500,000	25,000
Proceeds from private placement	3,760,000	—
Proceeds from notes payable – related party	—	55,000
Payment of Sponsor loan	(80,000)	—
Payment of offering costs	(431,000)	(67,125)
Net cash provided by financing activities	117,749,000	12,875

NET CHANGE IN CASH	471,896	11,437

CASH, BEGINNING OF PERIOD	3,913	—

CASH, END OF PERIOD	$475,809	$11,437

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$230,000
Accretion of common stock subject to redemption to redemption value	$6,090,102	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the "Public Warrants"). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2022, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company will pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6).

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

Substantially all of the net proceeds of the IPO and the sale of the Private Placement Units are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amounts due under the business combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect such a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options.” The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

The Company’s Sponsor, officers, and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by January 13, 2023, 12 months from the closing of the IPO, or up to 18 months if extended, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The only way to extend our initial 12-month time available in the Combination Window for us to consummate our Business Combination in the absence of a definitive agreement is for our sponsor or its affiliates or designees, upon 5 days’ advance notice prior to the applicable deadline, to deposit into the Trust Account $1,150,000 ($0.10 per public share) for each 3-month extension, or prior to the date of the applicable deadline. Each extension requires approval by resolution of our Board, and our public stockholders will not be entitled to vote or redeem their shares in connection with such extension. There may be at most two three-month extensions for a maximum total extended Combination Window of 18 months.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, since the Initial Stockholders acquired Public Shares in the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. A.G.P. has agreed to waive its rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who has executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact on the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company's tax provision in future periods.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $475,809 in its operating bank accounts, and a working capital surplus of $56,014.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Form 10-K annual report filed by the Company with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $475,809 in cash and did not have any cash equivalents as of September 30, 2022.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of September 30, 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,090,102
Common stock subject to possible redemption as of September 30, 2022	$116,527,369

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. As of September 30, 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022. As of December 31, 2021, the Company had a balance of $323,116 of deferred offering costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was -27.19% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and -8.97% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended September 30, 2021 and for the period from April 28, 2021 (inception) to September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income/Loss per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic income or loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the nine months ended September 30, 2022
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
Basic and diluted net loss per share:	redemption	redemption
Numerator:
Allocation of net loss	$(829,848)	$(245,809)

Denominator:
Basic and diluted weighted average shares outstanding	10,910,256	3,231,718

Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)

	For the three months ended September 30, 2022
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
Basic and diluted net income per share:	redemption	redemption
Numerator:
Allocation of net income	$184,884	$52,266

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,251,000

Basic and diluted net income per ordinary share	$0.02	$0.02

	For the period April 28, 2021 (inception) through September 30, 2021
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
Basic and diluted net loss per share:	redemption	redemption
Allocation of net loss	$—	$(3,038)

Denominator:
Basic and diluted weighted average shares outstanding	—	2,500,000

Basic and diluted net loss per ordinary share	$—	$(0.00)

	For the three months ended September 30, 2021
	Common	Common
	Stock	stock not
	subject to	subject to
	possible	Possible
Basic and diluted net loss per share:	redemption	redemption
Numerator:
Allocation of net loss	$—	$(545)

Denominator:
Basic and diluted weighted average shares outstanding	—	2,500,000

Basic and diluted net loss per ordinary share	$—	$(0.00)

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

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 11,500,000 Units (including 1,500,000 Overallotment Units) at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one Public Warrant. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and any underlying securities will become worthless.

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

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On June 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was amended to become payable on the earlier of the IPO or September 30, 2022. The Note was non-interest bearing and became payable on the consummation of the IPO (January 14, 2022). On December 31, 2021, the balance outstanding on the Note was $80,000 which was subsequently repaid on January 14, 2022 in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable).

Note 7 — Stockholders’ Equity

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 11,500,000 shares of common stock subject to possible redemption). As of December 31, 2021 there were 2,875,000 shares of common stock outstanding, up to 375,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised in connection with the IPO.

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of September 30, 2022, there were 11,500,000 Public Warrants outstanding. As of December 31, 2021, there were no Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

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

The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire and become worthless.

In addition, if (a) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Private Placement Warrants— As of September 30, 2022, there were 376,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On May 2, 2022, the Company issued a press release, announcing that separate trading of shares of the Common Stock and Warrants comprising the Units has commenced. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “WAVSU.” The Common Stock and Warrants will separately trade on Nasdaq under the symbols “WAVS” and “WAVSW,” respectively.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to or disclosures in these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the nine months ended September 30, 2022, we had a net loss of $1,075,657. This consisted of $1,691,594 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $615,937 of net gain on marketable securities in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2022, we had $475,809 in cash held outside of the Trust Account. As of September 30, 2022, we had a working capital surplus of $56,014. The Company’s liquidity needs will be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,075,657, which is primarily due to a net loss of $1,075,657, changes in working capital of $564,490 and gain on marketable securities of

$615,937. Net cash used in investing activities was $116,150,000, which was due to the proceeds of the IPO deposited into the trust account. Net cash provided by financing activities was $117,749,000 which was primarily due to the IPO proceeds and the proceeds from private placement.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Net Income/Loss per Common Share

Net loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. Therefore, as of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income or loss per share is the same as basic loss per share for the periods presented.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of September 30, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

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

WESTERN ACQUISITION VENTURES CORP.

Date: November 10, 2022	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ William Lischak
William Lischak
Chief Financial Officer
(Principal Financial and Accounting Officer)