Form 10-K
period 2022-12-31
Western Acquisition Ventures Corp.
filed 2023-03-31
CIK 1868419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13, or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13, or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the Registrant was $114,310,000 based on the last reported sales price of $9.94 on The Nasdaq Stock Market LLC

The number of shares outstanding of the registrant’s shares of common stock as of March 27, 2023 was 4,021,221.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WESTERN ACQUISITION VENTURES CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

Explanatory Note

Western Acquisition Ventures Corp. (“we,” us,” or the “Company”) highlights for the reader that this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 applies to that entire fiscal year, but that at the end of such fiscal year 2022, and shortly afterward the Company underwent material changes that should be kept in mind while reviewing this filing. As explained in further detail in our Current Report on Form 8-K filed on December 7, 2022, we entered into a merger agreement and plan of merger with Cycurion, Inc. on November 21, 2022 (the “Merger Agreement”). Completing the transactions contemplated in the Merger Agreement will constitute an initial business combination. Because of this, the Company’s business objectives focus shifted from a generalized search for an acquisition target to closing under the Merger Agreement.

In connection with such contemplated transactions, the Company amended its certificate of incorporation as of January 11, 2023 by filing a Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Delaware Secretary of State. This was disclosed in a January 12, 2023 Current Report on Form 8-K, which also explained that the January 6, 2023 stockholder vote to approve the Charter Amendment triggered our public stockholders’ right to redeem their shares of common stock. As explained in the January 12, 2023 Current Report on Form 8-K, our stockholders elected to redeem 10,729,779 of the previously outstanding 11,500,000 shares of common stock issued in connection with our initial public offering (the “Public Shares”) that consummated on January 14, 2022 (“IPO”). Such redemption materially decreased the number of Public Shares outstanding to 770,221. None of our 3,251,000 shares of common stock issued outside of the IPO were redeemed and remain outstanding.

The impact of the redemption on our trust account (the “Trust Account”) was also significant. Prior to the redemption, we held approximately $117.3 million in trust as of the Merger Agreement. The redemption reduced our Trust Account balance by roughly $109.4 million to approximately $7.9 million, effectively depleting 93% of our trust funds. Nonetheless, subject to the section below labeled Forward Looking Statements, we expect to move forward with our merger with Cycurion, as further described in the Registration Statement on Form S-4 filed on February 14, 2023. We thus caution you to read this Annual Report on Form 10-K in connection with the facts described in this explanatory note.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our initial business combination;

●	officers and directors allocating their time to other businesses, and potentially having conflicts of interest with our business, or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	financial performance following our initial public offering; or

●	depleting resources available for an initial business combination on negotiations and diligence of a target that ultimately does not consummate such that remaining resources are insufficient to complete an initial business combination with another target.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required under applicable securities law, or if and when management knows, or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

iii

PART I

ITEM 1.	BUSINESS

Introduction

Western Acquisition Ventures Corp. (the “Company,” “WAV,” “us,” “we,” or “our”) was incorporated in Delaware on April 28, 2021 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses or entities (a “business combination”). We have neither engaged in any operations nor generated any revenues to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act, because we have no operations and nominal assets consisting almost entirely of cash.

Our Initial Public Offering (“IPO”) sold 11,500,000 units for $10.00 per unit pursuant to a Registration Statement on Form S-1 (File No. 333-260384) filed on October 20, 2021, as amended, which the U.S. Securities and Exchange Commission (the “Commission” or “SEC”) declared effective on January 11, 2022 (the “Registration Statement”). Each unit consisted of one share of common stock, par value $0.0001 (“common stock”), and one warrant (the “warrants” or the “public warrants”). We issued a press release on May 2, 2022, which was attached as Exhibit 99.1 to a Current Report on Form 8-K filed on the same date, announcing that the holders of our units issued in the IPO may elect to separately trade the shares of common stock and the public warrants. Each of the public warrants entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in the prospectus relating to our IPO. Each of the public warrants becomes exercisable on the later of one year after the January 14, 2022 closing of the IPO, or 30 days after the consummation of our initial business combination, and expires five years after the completion of our initial business combination, or earlier upon redemption.

We will provide the holders of our outstanding shares of common stock that were sold as part of the units in the IPO (“public shares”) with the opportunity to redeem their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account described below, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution costs and expenses if needed), divided by the number of then-outstanding public shares.

Our sponsor is Western Acquisition Ventures Sponsor LLC (“Sponsor”), and A.G.P./Alliance Global Partners (“A.G.P.”) was the sole book-running manager and representative of the underwriters in our IPO. Together, our Sponsor and A.G.P own an aggregate of 2,875,000 shares of our common stock.

As of the fiscal year ended December 31, 2022, our certificate of incorporation provided that we had up to 12 months from the January 14, 2022 closing of the IPO to consummate an initial business combination, unless such deadline was extended in accordance with the provisions of our certificate of incorporation. Pursuant to our certificate of incorporation, we were permitted to extend such deadline to consummate an initial business combination up to two times, each by 3 months (for a total of 18 months from the January 14, 2022 closing of the IPO). Accordingly, pursuant to our certificate of incorporation, the last day prior to any extension to consummate an initial business combination was January 13, 2023, and the last day following all extensions to consummate an initial business combination was July 13, 2023. Any such extension could be made by a resolution of our board of directors following our Sponsor’s request for such an extension. Either our Sponsor, its affiliate, or designee were required to provide advance notice of at least 5 days’ prior to the applicable deadline. Each extension required our Sponsor to cause a $1,150,000 ($0.10 per share) deposit to be made into the Trust Account on or prior to the applicable deadline. Public stockholders were not entitled to vote or redeem their shares in connection with any such extensions.

As further described in Note 1 to our financial statements included within Part II. Item 8 of this Annual Report on Form 10-K, on January 6, 2023 (subsequent to the reporting period of this Annual Report on Form 10-K), our stockholders approved an amendment to our certificate of incorporation, which now permits us to extend the date by which the Company has to consummate a business combination up to six times, for one month at a time, from January 11, 2023 to July 11, 2023, at a cost of $10,000 per extension (i.e., $60,000 for all six extensions). The amendment was filed with the Delaware Secretary of State on January 11, 2023. Accordingly, pursuant to our certificate of incorporation, as amended by the amendment, the last day following all extensions to consummate an initial business combination is July 11, 2023. In connection with the approval of the amendment, our stockholders collectively redeemed 10,729,779 of our 11,500,000 public shares in exchange for approximately $109.4 million from our Trust Account, which left a remaining balance of approximately $7.9 million as of March 27, 2023. This materially decreased the balance of our Trust Account.

If we fail to complete our initial business combination by an applicable deadline without extension, we will distribute to our remaining public stockholders the aggregate amount then on deposit in the Trust Account on a pro rata basis. In such event, we will thereafter cease all operations except for winding up of our affairs and our warrants will expire and become worthless.

Simultaneously with the closing of the IPO, the Company also completed a private sale of 376,000 units (the “Private Placement Units”) to Western Acquisition Ventures Sponsor LLC (our “Sponsor”) for $10.00 per Private Placement Unit. This generated gross proceeds to the Company of $3,760,000. The Private Placement Units are identical to the units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The shares forming part of each Private Placement Unit, along with our Founder Shares, do not participate in any distribution from our Trust Account in the event we do not consummate a business combination. Additionally, in such event, the warrants forming part of the Private Placement Units would also expire and become worthless. The Private Placement Units were issued pursuant to the exemption from registration for transactions not involving any public offering under Section 4(a)(2) of the Securities Act.

Our SEC filings, including reports, proxy and information statements, and other information regarding the Company are available at http://www.sec.gov. They are also available on our website at https://www.westernacquisitionventures.com.

General

Our objectives are to generate attractive returns for our stockholders and enhance value. We plan to do that by: (1) completing our initial business combination with a high-quality merger target at an attractive valuation on favorable terms for our stockholders, and (2) enhancing performance through our team’s experience, expertise, and network. We expect to favor potential target companies with compelling long-term growth prospects that benefit from strong secular tailwinds and are in a highly fragmented market, ripe for consolidation opportunities. We expect our target to possess certain business characteristics such as a leading market position, significant recurring revenue, a diversified customer base, opportunity for operational improvement, and a healthy margin profile with attractive free cash flow characteristics.

As disclosed in a Current Report on Form 8-K filed on December 7, 2022, the Company, WAV Merger Sub, Inc., a Delaware corporation which will be a wholly-owned subsidiary of the Company, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as the stockholders’ representative, entered into an Agreement and Plan of Merger (the “business combination agreement”) on November 21, 2022, pursuant to which, Cycurion will be merged with and into WAV Merger Sub, Inc., with Cycurion surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). Because closing the Merger will constitute our initial business combination, we are working to close the Merger prior to the applicable deadline. There is no guarantee that this merger will take place.

In evaluating the Merger, our board of directors considered the foregoing criteria and guidelines and believe that Cycurion meets many of these criteria and guidelines.

Our Management Team

Our Chief Executive Officer Stephen Christoffersen and our Chief Financial Officer William (Bill) Lischak, collectively have over fifty years of industry and investment experience. Together with our board of directors, our team has combined decades of experience in growing and developing private and public companies across a range of sectors and industries. The team consists of Messrs. Christoffersen and Lischak, along with Ade Okunubi, Robin L. Smith, and Adam K. Stern as directors. We believe that the strong operating, industry, and investment background of our management and directors, combined with their entrepreneurial expertise, will help the company to identify a valuable acquisition target that can thrive as a public company.

Stephen Christoffersen, CFA, 38, is and has been our Chief Executive Officer and a Director since inception.  In addition to his role as Chief Executive Officer, he is the Chief Financial Officer of Terpene Belt Farms. From 2018 to 2021, Mr. Christoffersen worked for KushCo Holdings Inc. (OTCQX: KSHB) (“KushCo”), and during his time as CFO of KushCo, he led a business turnaround which included right-sizing headcount and operational footprint while focusing sales on the leading multi-state operators. This resulted in company profitability for the first time in three years and led to a merger with Greenlane Holdings (NASDAQ: GNLN), which was announced March 2021. Additionally, Mr. Christoffersen spearheaded KushCo’s strategic investments, including its investment in XS Financial, Inc. (CSE: XSF), where Mr. Christoffersen currently serves on the board as a member of the Investment and Compensation committee since May 2019.

Prior to joining KushCo, between January 2017 and November 2018, Mr. Christoffersen served as Vice President of Investment Strategy for Comerica Asset Management Inc. (NYSE: CMA), where he managed $500 million and oversaw asset allocation and investments.

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

William Lischak, CPA, MST, 65, is and has been our Chief Financial Officer and a Director since our inception. He is a senior level financial executive with more than 20 years of experience in the media industry. His credentials include being a CPA and having earned a master’s degree in Taxation. Mr. Lischak has extensive M&A, corporate finance, accounting, tax, and strategic planning experience. He has developed a strong network of relationships with commercial and investment banks, law firms, accounting firms, and consulting firms, and is known as a dynamic team player strongly committed to working with colleagues to achieve transactional and operational goals.

Mr. Lischak acted as the Chief Executive Officer of RightsTrade, LLC from June 2020 through May 2022 when the company was sold to a strategic acquirer. Mr. Lischak worked as a consultant to the company before taking on the role of CEO, starting in April 2019. Concurrently, starting in February 2020, Mr. Lischak has acted as interim CFO for Johnson Management Group, a privately held television movie production company. From February 2017 to October 2018, Mr. Lischak served as interim CFO at PIXOMONDO STUDIOS Gmbh & Company KG, a multi-national visual effects company. Working in conjunction with Houlihan Lokey, Inc., Mr. Lischak managed the company through the process of preparing for, seeking, securing, and concluding a majority stake sale to private equity, which closed in July 2018. From 2016 through the present, Mr. Lischak has consulted with various media and entertainment businesses under his personal service company, William Lischak, Inc.

From 2007 to 2015, Mr. Lischak worked with OddLot Entertainment LLC, a film and television production company founded by Gigi Pritzker, where he established the company’s position as a prominent independent production company by securing, structuring, and managing corporate joint ventures and complex multi-party project financing for award winning and commercially successful films such as Hell or High Water (nominated for a Best Picture Academy Award), Ender’s Game (at the time, the largest independent film ever made, with a budget of $115 million), and Drive (which won Best Director at the Cannes Film Festival). Additionally, Mr. Lischak was instrumental in the company’s expansion into television production with National Geographic’s Genius: Einstein mini-series (based upon the Walter Isaacson biography), produced in conjunction with Ron Howard’s Imagine Entertainment. Corporately, Mr. Lischak created a multi-picture production and distribution arrangement with Lions Gate Entertainment Corporation (NYSE: LGF), spearheaded a multi-picture production and distribution arrangement with STX Financing LLC (NYSE: ESGC) in conjunction with an equity investment by Ms. Pritzker’s family office and JPMorgan Chase Bank, N.A. (NYSE: JPM), and created the joint venture international sales company, Sierra/Affinity (acquired by Entertainment One Ltd. and Hasbro, Inc.).

Prior to joining OddLot Entertainment LLC, Mr. Lischak worked with First Look Media, a multi-faceted production and distribution operation. Joining the company in 1988 as CFO, Mr. Lischak later assumed the roles of COO and President and was instrumental in the development and growth of the company, including its merger into a special purpose acquisition company (“SPAC”). In addition to the SPAC transaction, Mr. Lischak spearheaded multiple rounds of additional capital (pre and post public company status), various corporate acquisitions and established a multitude of debt financing arrangements including both lines of credit and project financing with financial institutions including JPMorgan Chase Bank, N.A (NYSE: JPM), Comerica, Inc. (NYSE: CMA), Merrill Lynch Wealth Management and NatWest Group, among others. During Mr. Lischak’s tenure with OddLot Entertainment LLC, annual revenues increased from $6 million to $125 million.

Mr. Lischak graduated in 1979 from NYU’s Stern School of Business, where he also studied film at NYU’s Tisch School of the Arts. We believe that Mr. Lischak’s management and business experience make him well-suited to serve as a member of our board of directors.

Ade Okunubi, MBA, CFA, 40, serves as an independent director who sits on our Nominating Committee and chairs our Audit Committee.  Since November 2020, he has served as President of EV Services Group, an electric vehicle (“EV”) infrastructure Services firm. Mr. Okunubi is also a private equity investor in industrial services businesses. Prior to acquiring Industrial Battery, between January 2017 and November 2020, Mr. Okunubi served as Chief Operating Officer of Techni-Tool Inc., a distributor of cutting tools used in aerospace and defense manufacturing. He also served as an Investment Associate for Arcis Equity Partners, a leisure and hospitality focused private equity fund, from August 2014 to January 2017.

Prior to working in private equity and in operation roles, Mr. Okunubi worked in the Mergers & Acquisitions group at Credit Suisse Group AG (NYSE: CS) and advised private equity firms and corporations on approximately $2.5 billion in transactions in the telecom, healthcare, retail, and renewable energy sectors. Prior to Credit Suisse Group AG, Mr. Okunubi was a Merger Arbitrage and High Yield Credit Trader at Taconic Capital Advisors LP, a New York-based, event-driven hedge fund.

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

Robin L. Smith, MD, MBA, 58, serves as an independent director who sits on our Audit Committee and chairs our Compensation Committee.  She is a business leader, entrepreneur, medical doctor, and philanthropist uniquely positioned to lead and assist public companies and health care systems to advance and be successful in the rapidly evolving health care industry. She is a trailblazer in the fields of regenerative medicine, and predictive analytics, and has focused on turnarounds, M&A, and disruptive innovations driving interest and growth, and Managing Partner of BRM Holdings since 2015.

She has extensive experience serving on the boards of directors and board committees, including audit, nominating and governance, compensation, and science and technology committees of multiple public companies. She currently serves on the boards of directors of Celularity Inc (NASDAQ: CELU), a Celgene spin-out focused on cancer and regenerative medicine, as well as private companies including Spiritus Therapeutics, which she cofounded in 2017, and Vcinity Inc, since April 2020. Dr. Smith also served on the board of Sorrento Therapeutics (NASDAQ: SRNE) from December 2019 through November 15, 2021, ServiceSource International, Inc. (NASDAQ: SREV, now CNXC) from February 2020 – May 2020, Seelos Therapeutics (NASDAQ: SEEL) from February 2019 – May 2020, and Rockwell Medical (NASDAQ: RMTI) from June 2016 – November 2019. She was chairman of the board of directors of MYnd Analytics, Inc. (NASDAQ: MYND now EMMA and Telemynd) from August 2015 – July 2019. She was also on the boards of ProLung Inc from February 2017 – July 2018.

From 2006 until 2015, Dr. Smith was chairman and chief executive officer of the Neostem (NASDAQ: NBS), where she pioneered the company’s innovative business model combining proprietary cell therapy development with successful contract development and manufacturing organization, which was sold to Hitachi at eight times the price it had been acquired. During her 9 years of tenure, the company won an array of industry awards and received business recognition including a first place ranking in the tri-state area (two years in a row), and eleventh place nationally, on Deloitte’s Technology Fast 500, and Frost & Sullivan’s North American Cell Therapeutics Technology Innovation Leadership Award.

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

Dr. Smith is also active in many nonprofit organizations. She is the founder, president and chairman of the board of the Cura Foundation and Stem for Life since 2007. She was also vice president and director of the Science and Faith (STOQ) Foundation at the Vatican from 2016-2022. Dr. Smith is the Treasurer of the executive board of trustees of Sanford Health, the board of overseers of the New York University Langone Medical Center in New York, a board member of the Alliance for Cell Therapy Now and OPA Health and is active in the NFL Alumni Association’s Regenerative Medicine and Cell Therapy initiative. Dr. Smith previously served on the Sanford Health’s International Board, the board of trustees of the New York University Langone Medical Center, was chairman of the board of directors of the New York University Hospital for Joint Diseases and served on the board of the Alliance for Regenerative Medicine (ARM) Foundation.

She received her B.A. degree from Yale University and her M.D. degree from the Yale School of Medicine. Dr. Smith holds an M.B.A. degree from the Wharton School of Business and completed the Stanford University Directors Program. In 2019, Dr. Smith received an honorary Doctor of Science degree from Thomas Jefferson Medical College.

Adam K. Stern, 59, serves as an independent director and sits on our Audit Committee. He currently serves as the CEO of SternAegis Ventures and has been the Head of Private Equity Banking at Aegis Capital Corp. since 2012. Prior to SternAegis, from 1997 to 2012, he was Senior Managing Director at Spencer Trask Ventures, Inc., where he managed the structured finance group focusing primarily on technology and life science companies. From 1989 to 1997, Mr. Stern was at Josephthal & Co., Inc., Members of the New York Stock Exchange, where he served as Head of Private Equity and Managing Director. He has been a FINRA licensed securities broker since 1987 and a Registered General Securities Principal since 1991. Mr. Stern has been a founding investor in numerous private and public companies and currently serves as a Director of DarioHealth Corp. (Nasdaq: DRIO) since March 2020, Organovo Holdings Inc., (Nasdaq: ONVO) since July 2020, and privately held Aerami Therapeutics, Inc. since 2014. Adam previously served on the board of directors for Matinas BioPharma Holdings, Inc. (NYSE: MTNB) from 2012-2020, and HydroFarm Holdings, Inc. (Nasdaq: HYFM) from 2018-2020.

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

Acquisition Strategy

Our acquisition strategy has been guided by several key factors, including our significant industry and operational expertise, and our plan to target merger candidates where conditions allow us to sufficiently influence the outcome to produce attractive economic rewards for our stockholders and stakeholders. Prior to entering into the Merger Agreement with Cycurion, our target sectors have included, but were not limited to, infrastructure and environmental services, health, wellness and food sustainability, financial technology and financial services, enterprise software and SaaS, and leisure and hospitality.

Our selection process leveraged our network of varied industry, investment banker, private equity and venture capital, credit fund, and lending community relationships, as well as our relationships with management teams of public and private companies, restructuring advisers, attorneys, and accountants, which we believe provided us with a number of high-quality initial business combination opportunities. We have deployed a proactive, thematic sourcing strategy to focus on companies where we believe the combination of our operating experience, relationships, capital, and capital markets expertise can be catalysts to change a target company and can help accelerate the target’s growth and performance.

Our management team and board of directors has experience in:

●	sourcing, structuring, acquiring, and selling businesses;

●	operating companies, implementing and executing change-driven strategies, and identifying, monitoring, and recruiting industry-leading talent;

●	fostering relationships with sellers, capital providers, and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	improving the strategic, operational, organizational, and financial effectiveness of companies;

●	accessing capital markets, including financing businesses, and managing or assisting companies transitioning from private to public ownership;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and inorganically, and expanding the product range and geographic footprint of a number of target businesses.

We have engaged in an extensive research effort to identify a large number of potential targets and initiated discussions with various initial business combination targets, and after doing so have executed a business combination agreement with Cycurion, a company operating in the cybersecurity industry.

We believe personal relationships built over time has been critical, not just in generating transaction opportunities, but also in consummating an initial business combination. In evaluating a prospective target business, we conducted due diligence reviews that encompassed, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal, and other information made available to us.

We were not and are not prohibited from pursuing our initial business combination with a company that is affiliated with our Sponsor, officers, or directors. We were introduced to Cycurion by a member of our Sponsor who had a prior financial relationship with Cycurion and another member of our Sponsor has established a financial relationship with Cycurion since our execution of the business combination agreement. Although our officers and directors had no prior relationship with Cycurion, our directors engaged an independent valuation firm to render an opinion as to the fairness from a financial point of view of the business combination.

Our initial stockholders, officers, and directors directly or indirectly own our securities following the closing of our IPO on January 14, 2022, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular initial business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Investment Criteria and Industry Opportunity

We have been using the following investment criteria to screen for and evaluate target businesses, although we may have pursued opportunities outside of this scope.

●	Small/Mid-cap Business: Initially, we sought to acquire one or more businesses with an aggregate enterprise value in excess of $500 million although target entities with a smaller or larger enterprise values were also to be considered, determined in the sole discretion of our management team, and according to reasonably acceptable valuation standards and methodologies.

●	Public Company Ready: We seek to acquire a company that is well-positioned to be a public company in terms of scale and size, and a company that public equity market investors will understand and value. We intend to avoid companies that have significant deficiencies in financial reporting or general public company readiness.

●	Generates Stable Free Cash-Flow or Annual Recurring Revenue: We seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow. We also believe that certain business models such as SaaS businesses, financial technology or enterprise software businesses have sustainable annual recurring revenue and are platforms that can be used to create attractively valued public companies.

●	Would Benefit Distinctly from our Capabilities: We seek to acquire a business where we can tangibly improve the operations and create long-term value for our stockholders. In particular, we believe our experience in operating and improving public companies, as well as serving on public company boards, would add value to the management teams and boards of potential target companies.

●	Is Sourced Through our Proprietary Channels: We believe the strength of our network will allow us to source differentiated targets, and even in competitive situations, we believe we would be able to leverage our proprietary relationships or insights into potential targets that will create competitive advantages for us.

●	Has a Dedicated and Proven Management Team: We seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

These criteria are not intended to be exhaustive, or to limit the scope of consideration for or the selection of an acquisition target. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors, and criteria that our management deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

As of December 31, 2022, we could not ascertain how much time or cost would be involved in completing our initial business combination. Any costs incurred with respect to identifying or evaluating a prospective target business with which we do not pursue an initial business combination will result in losses and will reduce the funds we can use to complete an initial business combination with another target. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Selection of a Target Business, Structuring of a Business Combination, and Fair Market Value of Target or Business

Nasdaq rules require the aggregate fair market value of our initial business combinations to be at least 80% of the value held in the Trust Account (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement for our initial business combination, which was signed executed as of November 21, 2022, when the Trust Account held roughly $117.3 million (after accounting for fees payable to A.G.P.), as further described on the Registration Statement on Form S-4 filed on February 13, 2023. The fee previously due to A.G.P. for services provided in connection with our IPO replaced by a letter agreement dated November 7, 2023 that would result in the issuance of 250,000 shares to A.G.P of the company resulting from the Merger. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to determine independently the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Nasdaq rules require any initial business combination to be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that our current shareholders will own shares of the resulting company, which will own or acquire between 50% and 100% of the equity interests or assets of the target business or businesses. The resulting company is expected to not be required to register as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), or the Investment Company Act rules and regulations. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares, or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal, and other information that will be made available to us.

Competition

There is intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or institutions), other blank check companies and other entities competing for the types of businesses we intend to acquire, including affiliates of our Sponsor. Many of these individuals and entities are well established and have extensive experience in identifying and effecting acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human, and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from the IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. The impact of the redemption described in the Explanatory Note at the top of this filing, particularly the resulting depletion of our Trust Account, may put us at a competitive disadvantage in successfully consummating our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire and become worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Management Operating and Investment Experience

For information about our management, see the section above under “Our Management Team.”

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Some of these exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities, and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO on January 14, 2022, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

ITEM 1A.RISK FACTORS

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

Summary of Risk Factors

We have provided a set of risk factors applicable to the Company and to our contemplated business combination with Cycurion in the Registration Statement on Form S-4 filed on February 13, 2023, under the heading “Risk Factors,” you should consider in connection with this Annual Report on Form 10-K. Other than as such risk factors are supplemented below, this summary is qualified in its entirety by reference to such risk factors, which you should review in full. This risk factor summary provides a high-level summary of risks associated with our business broadly, our operations, ownership of our capital stock and our financing, as well as general risks. It does not contain all of the information that may be important to you, and as such you should read this risk factor summary together with the more detailed discussion of risks and uncertainties that immediately follows this summary, as well as the risk factors set forth under the heading “Risk Factors” on our February 13, 2023 Registration Statement on Form S-4. Our summarized risks include but are not limited to the following:

●	We are a SPAC with no significant operating history that must complete a business combination with one or more businesses having an aggregate fair market value of at least 80% of the value on deposit in our Trust Account as of the November 21, 2022 of the Merger Agreement, and we must do so within 12 to 18 months of our IPO’s closing or else the remaining trust funds will be disbursed back to shareholders and no initial business combination will take place.

●	Our public shareholders do not have sufficient votes to cause or prevent an initial business combination identified by management, who may be influenced by conflicting interests.

●	There are many circumstances outside of our control that can prevent us from completing an initial business combination at all or on favorable terms.

●	The capitalization of our company may change in a way that is detrimental to our stockholders as of immediately before the initial business combination, if one occurs.

●	Even if we complete an initial business combination on favorable terms without changing our capital structure, there is no assurance that the business resulting from the initial business combination will be successful.

●	Our charter has a blank check preferred provision that permits the board to dilute or otherwise limit the rights of our existing common stockholders without their consent.

●	Our shares, warrants and Units may be rendered worthless for many reasons, some of which are within our control but many of which are not.

Risk Factors Supplementing Those Set Forth on our February 13, 2023 Registration Statement on Form S-4

We are a blank check company with no significant operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We will not commence operations until consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our contemplated initial business combination with Cycurion, we will likely never generate any operating revenues.

Our acquisition target must collectively have a fair market value of at least 80% of the available balance of the funds in the Trust Account when we execute a definitive agreement for our initial business combination.

Nasdaq stock exchange listing rules impose a requirement on us that we must complete an initial business combination with one or more target companies having an aggregate fair market value of at least 80% of the available trust fund balance as of the time our business combination agreement is executed (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the Trust Account). We executed a business combination agreement with Cycurion on November 21, 2022, when the Trust Account had roughly $117.3 million (after accounting for fees payable to A.G.P.). This may limit the type and number of companies with which we can complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the Trust Account, which may be less than $10.10 per share.

Our public stockholders vote cannot outvote out initial stockholders, directors, and officers, who are contractually obligated to vote in favor of our initial business combination.

Pursuant to letter agreements, our initial stockholders, directors, and officers have agreed to vote their founder shares and any public shares purchased during or after the closing of our IPO on January 14, 2022 (including in open market and privately negotiated transactions), in favor of our initial business combination.  Due to the redemption of 10,729,779 public shares disclosed on our January 12, 2023 Current Report on Form 8-K, there are now significantly fewer public shares than other shares issued to our initial stockholders, directors, and officers. As a result, a majority vote of the public shares cannot dictate the outcome of a vote regarding our initial business combination.

We may not be able to secure enough cash to consummate an initial business combination.

We may seek to enter into our initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001, or such greater amount necessary to satisfy a closing condition in the Merger Agreement, we may not proceed with such redemption and the related initial business combination. We may need to arrange third party financing to help fund our initial business combination. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to consummate an initial business combination.

The requirement that we complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 11, 2022 effectiveness of our IPO may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 12 months (or up to 18 months, if extended) from the effectiveness of our IPO on January 11, 2022. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Pursuant to the charter amendment described in Note 1 to our financial statements, the latest possible deadline to consummate an initial business combination became July 11, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such 12-month period (or up to 18 months, if extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case, our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire and become worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

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

Purchases of our public shares in the open market or in privately negotiated transactions by our Sponsor, directors, officers, advisors, or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of our initial business combination.

If our Sponsor, directors, officers, advisors, or their affiliates purchase our public shares in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the initial business combination.

Our security holders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein and in our registration statement in connection with the IPO, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the effectiveness of our IPO on January 11, 2022, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 12 months (or up to 18 months, if extended) from the effectiveness of our IPO on January 11, 2022 subject to applicable law and as further described herein and in our registration statement in connection with the IPO. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

In addition, we have engaged A.G.P. to assist us in connection with our initial business combination. We paid A.G.P. a cash fee of $500,000 for such services at the January 14, 2022 closing of our IPO, together with an additional marketing fee equal to 4.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. The representative shares transferred from our Sponsor to A.G.P. or its designees for $6,522 will also be worthless if we do not consummate our initial business combination, as described in “Conflicts of Interest.”  On November 7, 2022, we entered into a letter agreement with A.G.P. whereby A.G.P. would accept 250,000 shares of the combined company following the business combination in full satisfaction of the fee we owed them in connection with our IPO. These financial interests may result in A.G.P. having a conflict of interest when providing the services to us in connection with our initial business combination.

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

A.G.P. will provide certain marketing and related services regarding the initial business combination, for which A.G.P. will be paid the initial business combination marketing fee described in “Conflicts of Interest.” Payment of the business combination marketing fee is conditioned on the completion of our initial business combination. The fact that A.G.P. or its affiliates financial interests are tied to the consummation of an initial business combination transaction may give rise to potential or actual conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of our initial business combination.

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

There is intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire, including affiliates of our Sponsor. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human, and other resources or more industry knowledge than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we do not have sufficient working capital to allow us to operate through the applicable deadline for us to consummate an initial business combination, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire and become worthless.

The funds available to us outside of the Trust Account, together with any interest income earned on amounts in the Trust Account, may not be sufficient to allow us to operate for at least the next 12 months (or up to 18 months, if extended), assuming that our initial business combination is not completed during that time. Management’s plans to address this need are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We believe that the funds available to us outside of the Trust Account, together with loans that may be made by our Sponsor, will be sufficient to allow us to operate for at least the next 12 months (or up to 18 months, if extended); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we do not have sufficient working capital, we may need to seek additional loans from our Sponsor to fund our search for our initial business combination, to pay our taxes, and to complete our initial business combination, and thus our ability to complete our initial business combination may depend on obtaining such loans that we are not entitled to obtain.

Of the net proceeds of the IPO and the sale of the Private Placement Units, on March 27, 2023 only approximately $386,306 remained available to us outside the Trust Account to fund our working capital requirements. We may fund needed excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted by such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire and become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination without conducting redemptions pursuant to the tender offer rules, and a stockholder or a “group” of stockholders are deemed to hold more than 15% of our shares of common stock, such stockholder(s) will lose the ability to redeem any shares beyond such 15% holdings.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO. A stockholder’s inability to redeem more than an aggregate of 15% of the shares sold in the IPO will reduce their influence over our ability to consummate our initial business combination and the stockholder could suffer a material loss on their investment in us if such stockholder sells such excess shares in open market transactions. As a result, such a stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, such stockholder would be required to sell their shares in open market transaction, potentially at a loss.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses, and other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to letter agreements, our initial stockholders have agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or initial business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our initial stockholders to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our initial stockholders would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest, or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the Trust Account, or (ii) we consummate our initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, as amended, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 11, 2022 effectiveness of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or up to the 18th month, if extended) from the January 11, 2022 effectiveness of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders or potential investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 11, 2022 effectiveness of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

The proceeds held in the Trust Account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. In the event of very low or negative yields, the amount of interest income (that we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account and not previously released to us to pay our taxes, plus any interest income (less up to $100,000 of interest to pay dissolution costs and expenses). If the balance of the Trust Account is reduced below $116,150,000 due to negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share. On March 27, 2023 the balance of the Trust Account was approximately $7.9 million.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

Such restrictions on the nature of our investments and the issuance of securities may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements, and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding, or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete our initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses, or assets, or to be a passive investor.

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

The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Pursuant to the charter amendment described in Note 1 to our financial statements, the latest possible deadline to consummate an initial business combination became July 11, 2023. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments, in particular, the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Possible changes to those laws and regulations and their interpretation and application could have a material adverse effect on our business, investments and results of operations, as would our failure to comply with applicable laws or regulations, as interpreted and applied.

The grant of registration rights to our initial stockholders (including the representative) may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to an agreement, our initial stockholders and their permitted transferees can demand that we register the founder shares, the representative shares, the Private Placement Units and the underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the securities owned by our Sponsor, holders of our Private Placement Units, or their respective permitted transferees are registered.

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

It is possible that a target business with which we enter into our initial business combination will not meet some or all of these criteria and guidelines. If we complete our initial business combination with a target that does not have all of these positive attributes, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In such a case, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. It may also be more difficult for us to attain stockholder approval, if required, of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will become worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify initial business combinations, evaluate their merits, conduct or monitor diligence, and conduct negotiations. Management’s flexibility and financial interest in consummating our initial business combination may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and our warrants will become worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations when structuring our initial business combination. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our initial business combination in a manner that requires stockholders or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our initial business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect an initial business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

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

Our key personnel may be able to remain with us after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations could provide for such individuals to receive compensation in the form of cash payments or our securities for services they would render to us after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination or that any would remain in senior management or advisory positions with us. The determination as to whether any will remain with us will be made at the time of our initial business combination.

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

Members of our management team and board of directors have significant experience as founders, board members, officers, or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations, and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate our initial business combination.

As a result of their involvement and positions in these companies, certain of those persons are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete our initial business combination.

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

Our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations. Reimbursement for such expenses will be paid by us out of loans by our Sponsor and interest earned on the Trust Account. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. These financial interests of our Sponsor, officers, and directors may influence their motivation in identifying and selecting a target initial business combination and completing our initial business combination.

Because our officers and directors will be eligible to share in a portion of any appreciation in founder shares purchased at approximately $0.0087 per share, a conflict of interest may arise in determining whether a particular initial business combination target is appropriate for our initial business combination.

The members of our management team have invested in our Sponsor by subscribing units issued by our Sponsor. These officers and directors will not receive any cash compensation from us prior to an initial business combination but through their investment in our Sponsor will be eligible to share in a portion of any appreciation in founder shares and Private Placement Units, provided that we successfully complete an initial business combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our stockholders. However, investors should be aware that, as these officers and directors have paid approximately

$0.0087 per share for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete our initial business combination with a target that ultimately declines in value and is not profitable for public investors.

Because our Sponsor will lose its entire initial investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our Sponsor owns an aggregate of 2,125,000 founder shares, and A.G.P. owns 750,000 founder shares. Our initial stockholders collectively own more than 80% of our issued and outstanding shares following the redemption of public shares disclosed in our January 12, 2023 Current Report on Form 8-k. The founder shares will be worthless if we do not complete our initial business combination. In addition, our Sponsor purchased an aggregate 376,000 units at $10.00 per unit for a total purchase price of $3,760,000, which Private Placement Units will also be worthless if we do not consummate our initial business combination. Holders of founder shares and Private Placement Units have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, any loans from our Sponsor will not be repaid if our initial business combination is not consummated. Furthermore, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target initial business combination, completing our initial business combination and influencing the operation of the business following our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 35,249,000 authorized but unissued shares of common stock, which amount does not take into account the shares of common stock reserved for issuance upon exercise of outstanding warrants. Immediately after the consummation of the IPO, there were no shares of preferred stock issued and outstanding. Due to the redemption described in out January 12, 2023 Current Report on Form 8-K, an additional 10,729,779 shares of common stock became available for issuance.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote on any initial business combination.

These provisions of our amended and restated certificate of incorporation, like all of its provisions, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 14, 2022 closing of our IPO; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers, and directors; and

•	may adversely affect prevailing market prices for our units, common stock or warrants.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share, or at a price that approximates the per-share amount in the Trust Account at such time, which is generally approximately $10.10. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-initial business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

We agreed to register the offer and sale of the shares of common stock underlying the public warrants under the Securities Act; however, we cannot assure you that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to become worthless.

Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our stockholders or potential investors that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if our common stock are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and become worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

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

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise their warrant (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.”

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

If our management chooses to require holders to exercise their warrants on a cashless basis, a warrant holder would receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company. Additionally, no public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the common shares are not qualified or exempt from qualification, the warrants may be deprived of any value, the market for the warrants may be limited and they may become worthless if they cannot be sold.

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

The choice-of-forum provision in our warrant agreement may: (1) result in increased costs for investors to bring a claim; or (2) limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We have no obligation to net cash settle the warrants. We also may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may become worthless. We also have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Units will be redeemable by us so long as they are held by our initial stockholders or their permitted transferees.

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

The Private Placement Units, including the warrants underlying the Private Placement Units, are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our initial stockholders or their permitted transferees, (i) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned, or sold by our initial stockholders or their permitted transferees until 30 days after the completion of our initial business combination, (ii) they will be entitled to registration rights, and (iii) for so long as they are held by our initial stockholders, will not be exercisable more than five years from the effective date of our registration statement, which was January 11, 2022, in accordance with FINRA Rule 5110(g).

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

If either of the following things occur, then the exercise price of each warrant will be adjusted such that the effective exercise price per full share will be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price:

●	we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); or

●	the Market Value is below $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

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

Redeeming stockholders may be unable to sell their securities when they wish to if the proposed initial business combination is not approved.

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

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds, and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting initial business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds from our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed initial business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will become worthless.

Because we have not yet definitively identified a target business, we cannot ascertain the capital requirements for any particular transaction or our costs to operate or locate a transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with such combination, we may be required to seek additional financing or to abandon the proposed combination. Financing may not be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less (whether or not the underwriters’ over- allotment option is exercised in full) on our redemption, and the warrants will become worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

Our securities are listed Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our initial business combination, the Nasdaq stock exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are a “penny stock” that will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are, and we expect eventually our common stock and warrants will be, listed on Nasdaq, our units, common stock, and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of, and do not conduct redemptions in connection with, our initial business combination, pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors, or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete our initial business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate initial business combination.

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

For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and extended the time to consummate our initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated certificate of incorporation or our warrant agreement will require a vote of holder of 65% of our common stock or the then-outstanding public warrants, respectively. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 11, 2022 effectiveness, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to change fundamentally the nature of any securities offered through the registration statement of which this Form 10-K forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate our initial business combination in order to effectuate our initial business combination.

Our charter and Trust Account agreements may be amended in certain cases with approval of only 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies, and so it may be easier for us to facilitate an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of majority of our common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months, if extended) from the January 11, 2022 effectiveness; or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then-outstanding public shares. These agreements are contained in letter agreements. Our stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers, or directors for any breach of this agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, the Company had $809,481 in its operating bank accounts, and working capital surplus of $248,249. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, described in Note 1 to our financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern.

Pursuant to the charter amendment described in Note 1 to our financial statements, the charter amendment’s initial deadline of January 11, 2023 may be extended up to six times for one month at a time, from January 11, 2023 to July 11, 2023, at a cost of $10,000 per extension (i.e., $60,000 for all six extensions).  Because of this, as of January 11, 2023, our amended certificate’s outside deadline to consummate initial business combination is July 11, 2023.

An investment in this Company may result in uncertain or adverse U.S. federal income tax consequences.

Because there are no authorities that directly address instruments similar to the units we issued in the IPO, the allocation an investor makes with respect to the purchase price of a unit and between a share of common stock and one warrant to purchase one share of common stock which is included in each unit could be challenged by the IRS or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in the IPO is unclear under current law. It is also unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding, or disposing of our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any: (1) derivative action or proceeding brought on behalf of our company; (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, agent, or stockholder of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach; (3) action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws; or (4) action asserting a claim governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim: (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination); (b) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery; or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our amended and restated certificate of incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our corporate offices at 42 Broadway, 12th Floor, New York, New York 10004. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations, and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants are each traded on the Nasdaq Global Market (“NASDAQ”) under the symbols “WAVSU,” “WAVS,” and “WAVSW,” respectively. On January 12, 2022, our units began to trade on NASDAQ. On May 2, 2022, the shares of common stock and warrants comprising our units began to trade separately. Units not separated continue to be listed on NASDAQ. As of March 27, 2023, there was an aggregate of 4,021,221 shares of common stock issued and outstanding.

Holders of Record

As of March 27, 2023, there was an aggregate of 4,021,221 shares of common stock issued and outstanding, which are held by our Sponsor Western Acquisition Ventures Sponsor LLC, Alliance Global Partners, our independent directors and other holders of record. We currently have approximately 30 non-public holders of our Common Stock held by three holders of record as of March 27, 2023. Our record holders do not count beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

The Company’s Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign, or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination; or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

For further description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, Note 1 to the financial statements included herewith, and as Item 7A below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock, and debt.

We have identified an acquisition target and, as described in further detail below, executed a merger agreement with the intention of closing a Business Combination on or before the time allotted to do so. We expect to continue to incur significant costs in the pursuit of these acquisition plans and cannot assure you that we will be successful. The information that follows under the heading “Proposed Business Combination” and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information relevant to assess the Company from our management’s perspective regarding the Company.

Proposed Business Combination

Business Combination Agreement

On November 21, 2022, the Company., a Delaware corporation (“the Company” or “Registrant”), WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Registrant (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant (the “Surviving Corporation”). There is no guarantee that a merger will take place.

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, Western Acquisition Ventures Sponsor LLC (the “Sponsor”), a Delaware limited liability company, delivered the Support Agreement, pursuant to which, among other things, Sponsor agreed to vote in favor of the Merger and the transactions contemplated by the Merger Agreement.

Stockholder Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain officers and directors of the Company delivered Support Agreements, pursuant to which, among other things, the Company stockholders agreed to vote in favor of the Merger and the transactions contemplated by the Merger Agreement. In addition, the Company agreed to use its best efforts to obtain additional Support Agreements from certain of its stockholders.

Registration Rights Agreement

In connection with the Closing, Cycurion, the Company, and certain of their respective stockholders will enter into a registration rights agreement (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, the Combined Company will be required to file a registration statement covering the resale of registrable securities held by the stockholder’s party thereto.

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company and in certain other limited circumstances, including if the Merger has not been consummated by May 31, 2023. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval and other conditions, as defined in the Merger Agreement are not met. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the year ended December 31, 2022, were the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for legal, accounting, due diligence, and other expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net loss of $700,925. This consisted of $1,853,300 in professional fees and general and administrative expenses, $250,739 of income tax expense, and $163,296 of franchise tax expense offset by $1,566,410 of net gain on marketable securities in the Trust Account.

For the period from April 28, 2021 (inception) through December 31, 2021, we had a net loss of $11,371. This consisted of $8,971 in general and administrative expenses and $2,400 in franchise taxes.

Liquidity and Capital Resources

As of December 31, 2022, we had $809,481 in cash held outside of the Trust Account. As of December 31, 2022, we had a working capital surplus of $248,249. The Company’s liquidity needs may need to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the year ended December 31, 2022, net cash used in operating activities was $1,318,432, which is primarily due to a net loss of $700,925, changes in working capital of $948,903, and gain on marketable securities of $1,566,410. Net cash used in investing activities was $115,625,000, which was due to the proceeds of the IPO deposited into the Trust Account. Net cash provided by financing activities was $117,749,000, which was primarily due to the IPO proceeds and the proceeds from private placement.

For the period ended December 31, 2021, cash used in operating activities was $2,971. Net cash used in investing activities was $98,116 due to payment of deferred offering costs and net cash provided by financing activities was $105,000 due to the proceeds from issuance of common stock to Sponsor in the amount of $25,000 and proceeds from note payable – related party in the amount of $80,000.

We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1 to the audited financial statements included in this Annual Report on Form 10-K, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

JOBS Act

The Jumpstart Our Business Startup Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Units, and units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). In connection with the Business Combination contemplated with Cycurion, A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, A.G.P. will distribute 250,000 shares of common stock.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted loss per share for the year ended December 31, 2022, because they are contingently exercisable, and the contingencies have not yet been met. Therefore, as of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the year ended December 31, 2022.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified, instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares, and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance, and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on January 14, 2022, 11,500,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-21 following Item 15, which comprise a portion of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated, and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention, or timely detection, of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting by our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors, and executive officers as of March 31, 2023, each of whom have served in the indicated role since our inception.

Name	Age	Position
Stephen Christoffersen	38	Chief Executive Officer and Director
William Lischak	65	Chief Financial Officer and Director
Ade Okunubi	40	Director
Robin L. Smith	58	Director
Adam K. Stern	59	Director

For more information about our directors and executive officers, please see the information above under the section labeled “Our Management Team.”

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was, or is, to be selected as an officer or director.

Involvement in Certain Legal Proceedings

Since our inception, none of our officers, directors, promoters, or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

The Board met nine (9) times and acted by written consent once, and the Audit Committee acted by written consent three (3) times.  Neither the Nominating Committee nor the Compensation Committee met in 2022. All meetings were via videoconference.  Every director attended more than 75% of the meetings for the Board or committee of which such director was a member.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles, as described above in the section labeled “Our Management Team.” In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. As detailed above, our officers and directors also have experience serving on boards of directors, and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing, and investing assets, or facilitating the consummation of business combinations.

Board Committees

The Board has a standing audit committee, nominating committee, and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee, and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on October 20, 2021, and is available on our website at westernacquisitionventures.com.

Audit Committee

The Audit Committee is comprised of Mr. Stern, and Ms. Smith as members, as well as Mr. Okunubi as chair and audit committee financial expert as such term is used in Item 407(d) of Regulation S-K. Each member is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. The audit committee’s duties, which are specified in the Audit Committee’s Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing, or issuing an audit report, or related work;

●	establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or reports that raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

The Nominating Committee is comprised of Mr. Okunubi as a member and Ms. Smith as chair. Each member is an independent director under the Nasdaq listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers, and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable, or significant, achievements in business, education, or public service;
●	should possess the requisite intelligence, education, and experience to make a significant contribution to our board of directors and bring a range of skills, diverse perspectives, and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism, and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity, and professionalism in evaluating a person’s candidacy for membership on our board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

The Compensation Committee is comprised of Mr. Okunubi as a member and Ms. Smith as chair. Each member is an independent director under the Nasdaq listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than fees payable to A.G.P. as described in “Conflicts of Interest,” no compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our initial stockholders, our directors, or any of their respective affiliates, prior to or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of our initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers or directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and if there is a conflict of interest in determining whether a particular business opportunity should be presented, any pre-existing fiduciary obligation will be presented the opportunity before we are presented with it.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if an initial business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the Trust Account with respect to any of their insider shares if we do not complete an initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf that would only be repaid if we complete our initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing an initial business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest that may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business until the earlier of: (i) our consummation of our initial business combination, and (ii) 12 months (or up to 18 months, if extended) from the January 14, 2022 closing date. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of an initial business combination opportunity that is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor their fiduciary or contractual obligations to present such an initial business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our initial business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Industry of Affiliated Company	Affiliation
Stephen Christoffersen	Terpene Belt Farms	Consumer Packaged Goods	CFO
	XS Financial	Financial	Board Member
	Range Ventures LLC	Financial	Founder & Managing Member

William Lischak	RightsTrade, LLC Johnson Management Group LLC PIXOMONDO STUDIOS Gmbh & Company KG	Film and Television Rights Licensing Film Production and Distribution Visual Effects and Virtual Production	CEO Interim CFO CFO

Ade Okunubi	EV Services Group Industrial Battery	EV Infrastructure Industrial Battery Distribution and Servicing	President President
	OKA Holdings	Investment Fund	Managing Partner

Robin L. Smith

	Sorrento Therapeutics	Biotechnology	Board Member
	ServiceSource International, Inc.	Services	Board Member
	Celularity Therapeutics	Biotechnology	Board Member
	Vcinity, Inc.	Life Sciences	Board Member
	MYnd Analytics	Medical	Chairman of the Board
	Cura Foundation Spiritus Therapeutic Vicinity Inc Technology	Medical Life Sciences Technology	Founder, President, Chairman of the Board President and Board Member Board Member
	Seelos Therapeutics	Pharmaceutical	Board Member
	Rockwell Medical, Inc.	Medical	Board Member
	Palm Beach Country Club	Recreation	Board Member
	BRM Holdings	Financial	Partner
	Spiritus Therapeutics	Biotechnology	President
	ProLung, Inc.	Biotechnology	Board Member
	NYU Langone Medical Center	Medical	Board of Overseers
	Sanford Health	Medical	Board of Trustees
	Alliance for Regenerative Medicine Foundation		Board Member
	OPA Health	Medical	Board Member
	Science and Faith Foundation	Medical	Board Member

Adam K. Stern	Stern Aegis Ventures	Financial	CEO
	Aegis Capital Corp.	Financial	Head of Private Equity Banking
	DarioHealth Corp.	Medical	Director
	Organovo Holdings, Inc.	Medical	Director
	Aerami Therapeutics, Inc.	Medical	Director

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

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or Sponsor, unless we have obtained: (i) an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the initial business combination is fair to our company from a financial point of view; and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, other than the initial business combination fee payable to A.G.P. as described in “Conflicts of Interest,” in no event will any of our initial stockholders, officers, directors, special advisors, or their respective affiliates be paid any finder’s fee, consulting fee, or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

PRINCIPAL STOCKHOLDERS

The table below sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Form 10-K by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

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

The following table presents the number of shares and percentage of our common stock beneficially owned as of December 31, 2022, unless otherwise noted, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group.

	Amount	Approximate
	and	Percentage of
	Nature of	Outstanding
	Beneficial	Shares of
Name and Address of Beneficial Owner(1)	Ownership(3)	Common Stock(2)
Western Acquisition Ventures Sponsor LLC (our sponsor)	2,501,000	16.95%
A.G.P./Alliance Global Partners(4)	750,000	5.08%
Stephen Christoffersen (Director)	—	—
William Lischak (Director)(5)	2,501,000	16.95%
Ade Okunubi (Director)	—	—
Ali Jahangiri (Former director)	—	—
Robin L. Smith (Director)	—	—
Adam K. Stern (Director)	—	—
All directors and executive officers as a group (six individuals)	2,501,000	16.95%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 42 Broadway, 12th Floor, New York, New York 10004.

(2)

Percentages shows are based on 14,751,000 shares of common stock issued and outstanding as of December 31, 2022. As described in Item 1 Business, 10,729,779 shares of common stock were redeemed pursuant to the charter amendment approved by stockholders on January 6, 2023.

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

All of the insider shares issued and currently outstanding have been placed in escrow with American Stock Transfer & Trust Company, LLC, as escrow agent, until the earlier of: (A) one year after the date of the consummation of our initial business combination; or (B) the date on which we complete a liquidation, merger, stock exchange, or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities, or other properties. Notwithstanding the foregoing, all of the founder shares will be released from the escrow account if: (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; or (2) if we complete a transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares for cash, securities or other property. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except: (1) to any persons (including their affiliates and stockholders) participating in the private placement of the Private Placement Units, officers, directors, stockholders, employees, and members of our initial stockholders and their affiliates; (2) amongst initial stockholders or their respective affiliates, or to our officers, directors, advisors, and employees; (3) if a holder is an entity, as a distribution to its partners, stockholders, or members upon its liquidation; (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes; (5) by virtue of the laws of descent and distribution upon death; (6) pursuant to a qualified domestic relations order; (7) by certain pledges to secure obligations incurred in connection with purchases of our securities; or (8) by private sales at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and the letter agreement. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except: (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation); (ii) to relatives and trusts for estate planning purposes; (iii) by virtue of the laws of descent and distribution upon death; (iv) pursuant to a qualified domestic relations order; (v) by certain pledges to secure obligations incurred in connection with purchases of our securities; (vi) by private sales made at or prior to the consummation of an initial business combination at prices no greater than the price at which the shares were originally purchased; or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect an initial business combination and liquidate the Trust Account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

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

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers, and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Delinquent Section 16(a) Reports

Based on a review of Forms 3, 4, and 5 and amendments thereto filed electronically with the Commission during the fiscal year ended December 31, 2022, we are aware of no reports required by Section 16(a) of the Exchange Act that were not timely filed during such fiscal year. We received no written representation from any reporting person under Section 16(a) indicating that no Form 5 is required.

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign, or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On June 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was amended to become payable on the earlier of the IPO or June 30, 2022. The Note was non-interest bearing and became payable on the consummation of the IPO (January 14, 2022). On December 31, 2021, the balance outstanding on the Note was $80,000 which was subsequently repaid on January 14, 2022, in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2022, there were no Working Capital Loans outstanding.

In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers, and directors, and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

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

Related Party Policy

Our code of ethics, which we have adopted, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our board of directors (or the audit committee). Related-party transactions are defined as transactions in which: (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 in any calendar year, or 2% of our total assets averaged across the last two most recently completed fiscal years; (2) we or any of our subsidiaries are a participant; and (3) any: (a) executive officer, director or nominee for election as a director, (b) beneficial owner greater than 5% of our common stock, or any other class, or series of our securities, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform their work objectively and effectively. Conflicts of interest may also arise if a person, or a member of their family, receives improper personal benefits as a result of their position.

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

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the initial business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination.

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

Ade Okunubi, Robin L. Smith, and Adam K. Stern are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.26

Any affiliated transactions will be on terms that our board believes are no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

For a further description of director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with periodic filings. The aggregate fees of Marcum LLP for professional services rendered for the annual audited financial statements and quarterly reviewed financial statements and other required filings with the SEC for the year ended December 31, 2022, and the period from April 28, 2021 (inception) to December 31, 2021, totaled approximately $131,325 and $36,050, respectively. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022, and the period from April 28, 2021 (inception) to December 31, 2021.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the year ended December 31, 2022, and the period from April 28, 2021 (inception) to December 31, 2021.

All Other Fees. We engaged Marcum LLP for assurance services during our initial business combination process. For the year ended December 31, 2022, and the period from April 28, 2021 (inception) to December 31, 2021, fees totaled approximately $14,862 and $0, respectively, for these services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:
(1)	The financial statements listed on the Index to Financial Statements;
(2)	None.
(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Western Acquisition Ventures Corp. dated January 11, 2022 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on January 12, 2022, as amended by Amendment No. 1, which was filed as Exhibit 3.1 to the January 12, 2023 Current Report on Form 8-K).

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

4.5	Description of Securities (incorporated by reference to that portion of our Registration Statement on Form S-1/A filed on January 5, 2022 under the heading “Description of Securities.”

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

10.13*

Amendment to Underwriting Agreement on Letter Agreement between the Company and A.G.P/Alliance Global Partners, dated November 7, 2022, which is described under the heading Business Combination Marketing Agreement on the Registration Statement on Form S-4 filed on February 13, 2023.

10.14

Business Combination Agreement between the Company and A.G.P./Alliance Global Partners dated January 11, 2022 (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.15

Promissory Note dated June 9, 2021, issued to Western Acquisition Ventures Sponsor LLC (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.16

Securities Subscription Agreement, dated June 9, 2021, between the Registrant and Western Acquisition Ventures Sponsor LLC (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

10.17

Agreement and Plan of Merger, dated as of November 21, 2022, by and among Registrant, Merger Sub, Cycurion and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 7, 2022).

10.18	Form of Stockholder Support Agreement Representative (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 7, 2022).

10.19	Form of Sponsor Support Agreement Representative (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 7, 2022).

10.20	Form of Parent Support Agreement Representative (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 7, 2022).

10.21	Form of Lock Up Agreement Representative (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 7, 2022).

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

24.1	Power of Attorney, included on the signature page of this Annual Report.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

99.1

Audit Committee Charter (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

99.2

Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

99.3

Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

99.4	Press Release, dated January 14, 2022 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

99.5	Press Release, dated January 11, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

99.6

Forward Share Purchase Agreement entered into as of January 10, 2023, by and among the Registrant, Cycurion, Inc., Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 17, 2023).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed Herewith

+Employment Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ACQUISITION VENTURES ACQUISITION CORP.

Dated: March 31, 2023	By:	/s/ Stephen Christoffersen
	Name:	Stephen Christoffersen
	Title:	Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Christoffersen and William Lischak, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Christoffersen	Chief Executive Officer, President, and Director	March 31, 2023
(Principal Executive Officer)

/s/ William Lischak	Chief Financial Officer, Treasurer, Secretary, and Director (Principal Financial Officer)	March 31, 2023
Principal Accounting, and Financial Officer

/s/ Robin Smith	Director	March 31, 2023

/s/ Ade Okunubi	Director	March 31, 2023

/s/ Adam Stern	Director	March 31, 2023

WESTERN ACQUISITION VENTURES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Western Acquisition Ventures Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Western Acquisition Ventures Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from April 28, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete an initial business combination by the close of business on July 11, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

March 31, 2023

WESTERN ACQUISITION VENTURES CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$809,481	$3,913
Prepaid expenses and other assets	268,208	—
Total current assets	1,077,689	3,913

Prepaid expenses - non current	17,868	—
Deferred offering costs	—	323,116
Investments held in Trust Account	117,191,410	—
TOTAL ASSETS	$118,286,967	$327,029
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$829,440	$6,000
Accrued offering costs	—	225,000
Note payable - related party	—	80,000
Income Tax Payable	250,739	—
Franchise tax payable	163,200	2,400
Total liabilities	1,243,379	313,400

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 11,500,000 and no shares at redemption value of approximately $10.20 and nil per share as of December 31, 2022 and 2021, respectively	117,299,975	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000(1) and 2,875,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	324	287
Additional paid-in capital	1,605,560	24,713
Accumulated deficit	(1,862,271)	(11,371)
Total stockholders’ (deficit) equity	(256,387)	13,629
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$118,286,967	$327,029
(1)	Comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from April 28,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
OPERATING EXPENSES
Professional fees and other expenses	$1,853,300	$8,971
Franchise tax	163,296	2,400
LOSS FROM OPERATIONS	(2,016,596)	(11,371)

OTHER INCOME
Interest earned on marketable securities held in Trust Account	1,566,410	—
TOTAL OTHER INCOME	1,566,410	—

Loss before provision for income taxes	(450,186)	(11,371)

Income Tax Expense	(250,739)	—
NET LOSS	$(700,925)	$(11,371)

Weighted average shares outstanding of Common Stock subject to possible redemption	11,058,904	—
Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.05)	$—

Weighted average shares outstanding of Common Stock not subject to possible redemption (1)	3,236,578	2,500,000
Basic and diluted net loss per share, Common Stock not subject to possible redemption	$(0.05)	$(0.00)
(1)	Excludes 375,000 shares for the period April 28, 2021 (inception) through December 31, 2021 that were subject to forfeiture if the overallotment option was not exercised, in full or in part, by the underwriters (Note 5)

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD APRIL 28, 2021 (INCEPTION) THROUGH

DECEMBER 31, 2021

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	(deficit) equity
Balance, April 28, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	287	24,713	—	25,000
Net loss	—	—	—	(11,371)	(11,371)
Balance, December 31, 2021	2,875,000	287	24,713	(11,371)	13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion of Common Stock subject to possible redemption value	—	—	(5,712,733)	(1,149,975)	(6,862,708)
Net loss	—	—	—	(700,925)	(700,925)
Balance, December 31, 2022	3,251,000	$324	$1,605,560	$(1,862,271)	$(256,387)

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from April 28,
	For the Year	2021 (inception)
	Ended	through
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,925)	$(11,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities held in Trust Account	(1,566,410)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(286,076)	—
Accounts payable, accrued expenses and income tax payable	1,074,179	6,000
Franchise tax payable	160,800	2,400
Net cash used in operating activities	(1,318,432)	(2,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	525,000	—
Cash deposited to Trust Account	(116,150,000)	—
Payment of deferred offering costs	—	(98,116)
Net cash used in investing activities	(115,625,000)	(98,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	114,500,000	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from private placement	3,760,000	—
Proceeds from notes payable – related party	—	80,000
Payment of Sponsor loan	(80,000)	—
Payment of offering costs	(431,000)	—
Net cash provided by financing activities	117,749,000	105,000

NET CHANGE IN CASH	805,568	3,913
CASH, BEGINNING OF PERIOD	3,913	—
CASH, END OF PERIOD	$809,481	$3,913

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$—	$225,000
Accretion of Common Stock subject to possible redemption value	$6,862,708	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Western Acquisition Ventures Corp. (the “Company”) was incorporated in Delaware on April 28, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO the Company consummated the sale of 361,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Western Acquisition Ventures Sponsor LLC (the “Sponsor”), generating gross proceeds of $3,610,000 which is described in Note 4.

Simultaneously with the closing of the IPO, and the sale of the Private Placement Units, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $15,000,000. Simultaneously with the exercise of the overallotment option, the Company consummated the private placement of an additional 15,000 Private Placement Units to the Sponsor, generating gross proceeds of $150,000.

As of December 31, 2022, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company was to pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6). In connection with the Business Combination contemplated with Cycurion, A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, A.G.P. will distribute 250,000 shares of common stock.

Following the closing of the IPO and Overallotment Units, $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, and (ii) the distribution of the Trust Account, as described below.

Substantially, all of the net proceeds of the IPO and the sale of the Private Placement Units are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amounts due under the business combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect such a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options.” The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either: (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument; or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

Subsequent to the reporting date of these financial statements, on January 6, 2023, the Company voted upon and approved a Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the “Amendment Agreements”). The Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination up to six times, each such extension for an additional one month period, from January 11, 2023 to July 11, 2023, upon payments to the Trust Account of $10,000 for each one-month extension. If the Company is unable to complete a Business Combination by the applicable deadline or by July 11, 2023, (the “Combination Period”), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay: (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve, and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, since the Initial Stockholders acquired Public Shares in the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. A.G.P. has agreed to waive its rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who has executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact on the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Business Combination Agreement

On November 21, 2022, the Company, a Delaware corporation (“the Company” or “Registrant”), WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Registrant (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant (the “Surviving Corporation”). There is no guarantee that a merger will take place.

Sponsor Support Agreement

Contemporaneously with the execution of the Merger Agreement, Western Acquisition Ventures Sponsor LLC (the “Sponsor”), a Delaware limited liability company, delivered the Support Agreement, pursuant to which, among other things,Sponsor agreed to vote in favor of the Merger and the transactions contemplated by the Merger Agreement.

Stockholder Support Agreement

Contemporaneously with the execution of the Merger Agreement, certain officers and directors of the Company delivered Support Agreements, pursuant to which, among other things, the Company’s stockholders agreed to vote in favor of the Merger and the transactions contemplated by the Merger Agreement. In addition, the Company agreed to use its best efforts to obtain additional Stockholder Support Agreements from certain of its stockholders.

Registration Rights Agreement

In connection with the Closing, Cycurion, the Company, and certain of their respective stockholders will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Combined Company will be required to file a registration statement covering the resale of registrable securities held by the stockholders.

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company, and in certain other limited circumstances, including if the Merger has not been consummated by May 31, 2023. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval, and other conditions, as defined in the Merger Agreement. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $809,481 in its operating bank accounts, and a working capital surplus of $248,249.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”) which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $809,481 and $3,913 in cash and did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on January 14, 2022, 11,500,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital.

As of December 31, 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,862,708
Common stock subject to possible redemption as of December 31, 2022	$117,299,975

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. As of December 31, 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022. As of December 31, 2021, the Company had a balance of $323,116 of deferred offering costs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from April 28, 2021 (inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022
	Common stock	Common stock not
	subject to	subject to possible
Basic and diluted net loss per share:	possible redemption	redemption
Numerator:
Allocation of net loss	$(542,232)	$(158,693)

Denominator:
Basic and diluted weighted average shares outstanding	11,058,904	3,236,578

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

	For the period April 28, 2021 (inception)
	through December 31, 2021
	Common stock	Common stock not
	subject to	subject to possible
Basic and diluted net loss per share:	possible redemption	redemption
Allocation of net loss	$—	$(11,371)

Denominator:
Basic and diluted weighted average shares outstanding	—	2,500,000

Basic and diluted net loss per ordinary share	$—	$(0.00)

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

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

Promissory Note – Related Party

On June 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This Note was amended to become payable on the earlier of the IPO or December 31, 2022. The Note was non-interest bearing and became payable on the consummation of the IPO (January 14, 2022). On December 31, 2021, the balance outstanding on the Note was $80,000 which was subsequently repaid on January 14, 2022 in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Units, and units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company was to pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). In connection with the Business Combination contemplated with

Cycurion, A.G.P. and the Company amended the fee arrangement whereby rather than the cash fee described above, A.G.P. will distribute 250,000 shares of common stock.

NOTE 7 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 11,500,000 shares of common stock subject to possible redemption). As of December 31, 2021 there were 2,875,000 shares of common stock outstanding, up to 375,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised in connection with the IPO.

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of December 31, 2022, there were 11,500,000 Public Warrants outstanding. As of December 31, 2021, there were no Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants.

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

Private Placement Warrants— As of December 31, 2022, there were 376,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On May 2, 2022, the Company issued a press release, announcing that separate trading of shares of the Common Stock and Warrants comprising the Units has commenced. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “WAVSU.” The Common Stock and Warrants will separately trade on Nasdaq under the symbols “WAVS” and “WAVSW,” respectively.

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$—	$504
Startup/Organization Expenses	347,666	1,884
Total deferred tax assets (liability)	347,666	2,388
Valuation Allowance	(347,666)	(2,388)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from April 28, 2021 (inception) through December 31, 2021 consists of the following:

	2022	2021
Federal
Current	$250,739	$—
Deferred	(345,278)	(2,388)

Change in valuation allowance	345,278	2,388

Income tax provision	$250,739	$—

As of December 31, 2022 and 2021, the Company had approximately $0 and $2,400, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets (liability) will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income, and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $345,278. For the period from April 28, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $2,388.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Change in fair value of warrants	0.0%	0.0%
Transaction costs allocated to warrants	0.0%	0.0%
Change in fair value of over-allotment option liability	0.0%	0.0%
Valuation allowance	(76.50)%	1.2%
Income tax provision	(55.50)%	22.2%

The Company files income tax returns in the U.S. and is subject to examination by the various taxing authorities since inception.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and nonfinancial assets and liabilities that arere-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$117,191,410	$117,191,410	$—	$—

The Company did not have any assets measured at fair value on a recurring basis at December 31, 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed earlier or stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 6, 2023, at a special meeting of stockholders, the Company’s stockholders elected to redeem an aggregate of 10,729,779 shares (each share valued at approximately $10.20 per share and totaling $109,436,586).

On January 10, 2023, the Company, Cycurion, and Alpha Capital Anstalt (“Alpha”), entered into a Forward Share Purchase Agreement (the “Forward Purchase Agreement”). Prior to effecting the Forward Purchase Agreement, Alpha had purchased shares from an unaffiliated party which had elected to redeem 300,000 shares of Common Stock, par value $0.0001 per share. Under the terms of the Forward Purchase Agreement, once the proposed Business Combination is effective, and twelve months (or six to nine months if submitted in writing to the Company) have elapsed, Alpha may elect to sell and transfer to the Company up to that number of shares that are then held by Alpha, and the Company shall purchase from Alpha, up to that number of shares that are then held by Alpha, but not to exceed 300,000 shares in the aggregate unless otherwise agreed to in writing by all parties, at a price per share equal to the Redemption Price (as defined in the charter), pursuant to the redemption rights set forth in the Company’s amended and restated certificate of incorporation in connection with the extension of the time in which the Company had to complete a business combination under the governing documents.