Form 10-Q
period 2023-03-31
Western Acquisition Ventures Corp.
filed 2023-05-22
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 4,021,221 shares of the registrant’s common stock were outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2022 (the “2021 Annual Report”), and our subsequent reports, including this Report and Current Reports on Form 8-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws or if management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$386,306	$809,481
Prepaid expenses and other assets	272,443	268,208
Total current assets	658,749	1,077,689

Prepaid expenses - non current	—	17,868
Investments held in Trust Account	7,973,984	117,191,410
TOTAL ASSETS	$8,632,733	$118,286,967
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$941,301	$829,440
Derivative liability-Forward Purchase Agreement	386,920	—
Excise tax payable	1,094,366	—
Income tax payable	288,142	250,739
Franchise tax payable	11,000	163,200
Total liabilities	2,721,729	1,243,379

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 770,221 shares and 11,500,000 shares at redemption value of approximately $10.43 and $10.20 per share as of March 31, 2023 and December 31, 2022, respectively	8,034,050	117,299,975

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding (excluding 770,221 shares and 11,500,000 shares, respectively, subject to possible redemption) as of March 31, 2023 and December 31, 2022	324	324
Additional paid-in capital	—	1,605,560
Accumulated deficit	(2,123,370)	(1,862,271)
Total stockholders’ deficit	(2,123,046)	(256,387)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$8,632,733	$118,286,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES
Professional fees and other expenses	$(355,419)	$(484,848)
Franchise tax	(11,050)	(45,839)
LOSS FROM OPERATIONS	(366,469)	(530,687)
OTHER INCOME (EXPENSE)
Interest earned and Unrealized loss on marketable securities held in Trust Account	189,160	(59,722)
Change in fair value of forward purchase agreement	43,101	—
TOTAL OTHER LOSS BEFORES TAXES	(134,208)	(590,409)
Income Tax Expense	37,403	—
NET LOSS	$(171,611)	$(590,409)
Weighted average shares outstanding of Common Stock subject to possible redemption	1,962,419	9,711,111
Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.03)	$(0.05)
Weighted average shares outstanding of Common Stock not subject to possible redemption (1)	3,251,000	3,192,511
Basic and diluted net loss per share, Common Stock not subject to possible redemption	$(0.03)	$(0.05)
(1)	Excludes 375,000 shares for the three months ended March 31, 2022 that were subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriters (Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2022	3,251,000	$324	$1,605,560	$(1,862,271)	$(256,387)
Forward purchase agreement	—	—	(430,021)	—	(430,021)
Excise tax liability arising from redemption of shares	—	—	(1,094,366)	—	(1,094,366)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(81,173)	(89,488)	(170,661)
Net loss	—	—	—	(171,611)	(171,611)
Balance March 31, 2023	3,251,000	$324	$—	$(2,123,370)	$(2,123,046)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance, December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion for Common Stock subject to possible redemption to redemption value	—	—	(5,712,733)	—	(5,712,733)
Net Loss				(590,409)	(590,409)
Balance, March 31, 2022	3,251,000	$324	$1,605,560	$(601,780)	$1,004,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(171,611)	$(590,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on marketable securities held in Trust Account	(189,160)	59,722
Change in fair value of derivative liability – Forward Purchase Agreement	(43,101)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,633	(522,776)
Accounts payable, accrued expenses and income tax payables	149,264	207,934
Franchise tax payable	(152,200)	43,343
Net cash used in operating activities	(393,175)	(802,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(30,000)	(116,150,000)
Cash withdrawn from Trust Account in connection with redemption	109,436,586	—
Net cash provided by (used in) investing activities	109,406,586	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	—	114,500,000
Proceeds from private placement	—	3,760,000
Redemption of Common Stock	(109,436,586)	—
Payment of Sponsor loan	—	(80,000)
Payment of offering costs	—	(431,000)
Net cash (used in) provided by financing activities	(109,436,586)	117,749,000

NET CHANGE IN CASH	(423,175)	796,814
CASH, BEGINNING OF PERIOD	809,481	3,913
CASH, END OF PERIOD	$386,306	$800,727

Supplemental disclosure of noncash activities:
Issuance of Forward Purchase Agreement	$430,021	$—
Excise tax liability arising from redemption of shares	1,094,366	—
Accretion of common stock subject to redemption to redemption value	170,661	5,712,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the "Public Warrants"). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2023, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company was to pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6). In connection with the Business Combination contemplated with Cycurion, A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

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

On January 6, 2023, at a special meeting of stockholders, the Company's stockholders elected to redeem an aggregate of 10,729,779 shares, each share valued at approximately $10.20 per share and totaling $109,436,586.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the unaudited condensed financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic, and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Business Combination Agreement

On November 21, 2022, the Company, WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant (the “Surviving Corporation”). There is no guarantee that a merger will take place.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $386,306 in its operating bank accounts, and a working capital deficit of $1,763,838.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Form 10-K annual report filed by the Company with the SEC on March 31, 2023.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $386,306 and $809,481 in cash and did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of March 31, 2023 and December 31, 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,862,708
Common stock subject to possible redemption as of December 31, 2022	$117,299,975
Less:
Redemption	(109,436,586)
Add:
Accretion of carrying value to redemption value	170,661
Common stock subject to possible redemption as of March 31, 2023	$8,034,050

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. As of March 31, 2023 and December 31, 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Fair Value of Derivative Liabilities – Forward Purchase Agreement

The Company accounts for its Forward Purchase Agreement (“FPA”) (see Note 6) in accordance with the guidance contained in ASC 815-40, "Derivatives and Hedging”, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using a Probability Weighted Expected Return Method (“PWERM”) and certain components of the FPA are valued under the Monte Carlo model (see note 8).

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

The Company’s effective tax rate was (27.86)% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the three months periods ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic income or loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2023
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
	redemption	redemption
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(64,597)	$(107,014)
Denominator:
Basic and diluted weighted average shares outstanding	1,962,419	3,251,000
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

	For the three months ended March 31, 2022
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
	redemption	redemption
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(442,329)	$(148,079)
Denominator:
Basic and diluted weighted average shares outstanding	9,711,111	3,192,511
Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company was to pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). In connection with the Business Combination contemplated with Cycurion, A.G.P. and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

Forward Purchase Agreement

On January 10, 2023, the Company, Cycurion, and Alpha Capital Anstalt (“Alpha”), entered into a Forward Share Purchase Agreement (the “FPA”). Prior to effecting the FPA, Alpha had purchased shares from an unaffiliated party which had elected to redeem 300,000 shares of Common Stock, par value $0.0001 per share (such purchased Shares, the “Recycled Shares”.) Under the terms of the FPA, once the proposed Business Combination is effective, and twelve months (or six to nine months if submitted in writing to the Company) have elapsed, Alpha may elect to sell and transfer to the Company up to that number of shares that are then held by Alpha, and the Company shall purchase from Alpha, up to that number of shares that are then held by Alpha, but not to exceed 300,000 shares in the aggregate unless otherwise agreed to in writing by all parties, at a price per share equal to the Redemption Price (as defined in the charter.)

The FPA provides that subject to conditions under the FPA on the date that is 12 months after the closing of the Business Combination (the “BC Closing”); provided that, Alpha, at Alpha’s sole discretion, may accelerate such date to any of six (6) months after the BC Closing and nine (9) months after the BC Closing by providing notice to WAVS of its election to so accelerate at least two (2) calendar days prior to such date (any such date, the “Put Date”), Alpha may elect to sell and transfer to WAVS up to that number of Shares that are then held by Alpha, but not to exceed 300,000 Shares in the aggregate at a price per Recycled Share equal to the Redemption Price (as defined in Section 9.2(a) of the Current Charter) (the “Shares Purchase Price”). The Put Date may be accelerated by Alpha if (i) the Shares are delisted from the New York Stock Exchange of NASDAQ, (ii) the Agreement is terminated for any reason after the date redemption requests are due in connection with the stockholder vote to approve the Business Combination, or (iii) during any 30 consecutive trading day period following the closing of the Business Combination, the VWAP Price (as defined below) for 20 trading days during such period shall be less than $3.00 per Share. For purposes of this Agreement, the “VWAP Price” per Share shall be determined for any trading day or any specified trading period using the Rule 10b-18 volume weighted average price per share of Common Stock as reported via a Bloomberg Terminal. The FPA also provides that WAV shall reimburse Alpha for all reasonable and necessary brokerage commissions incurred in connection with the Alpha’s acquisition of Shares, in an amount not to exceed $0.05 per Share and $0.02 per disposition of each Share.

Simultaneously with the BC Closing, WAVS shall transfer into an escrow account for the benefit of Alpha (the “Escrow Account”) with American Stock Transfer & Trust Company (the “Escrow Agent”), subject to the terms of a customary written escrow agreement (the “Escrow Agreement”) to be entered into on or prior to the BC Closing, an amount equal to the Shares Purchase Price multiplied by the number of Shares held by Alpha as of the closing of the Business Combination (the “Escrowed Funds”). The Escrow Agreement shall irrevocably cause the Escrow Agent to release from the Escrow Account the aggregate Shares Purchase Price on the Put Date, and the additional payments to be made to Alpha described below, if applicable.

Within three business days of receipt by the Escrow Agent and WAVS of written notice that Alpha has sold Recycled Shares the Escrow Agent will release to WAVS an aggregate cash amount equal to (x) the number of Shares sold multiplied by the Reset Price (as defined below) at the time of such sale, and shall release to Alpha an amount in cash equal to the product of (I) the number of Shares sold in the open market multiplied by (II) the difference of (A) the Shares Purchase Price minus (B) the Reset Price. The Reset Price shall initially equal $8.00. The Reset Price shall be adjusted first on the one month anniversary of the BC Closing, and then every three month anniversary of the most recent reset date (each such date, a “Reset Date”) to be the lowest of (a) the then-current Reset Price, (b) $8.00 and (c) an amount equal to the product of (i) 1.05 multiplied by (ii) the VWAP Price of the last five (5) trading days immediately preceding the applicable Reset Date, but not lower than $2.00; provided, however, that if WAVS offers and sells or issues any shares or debt or securities that are convertible into or exchangeable or exercisable for shares (including, but not limited to, any equity line of credit or similar facility determined based on the per share price of any draw by WAVS on such facility (with notice of any such draw to be provided to Investor within one (1) business day of such draw), and excluding securities issued or issuable as merger consideration in connection with the Business Combination Agreement, with such exclusion applicable only to the extent the terms and related agreements are not amended with respect to such securities), at a price lower than, or upon any conversion or exchange or exercise price of currently outstanding or future issuances of any securities convertible or exchangeable or exercisable for shares (other than any incentive equity outstanding immediately following the closing of the Business Combination, with such exclusion applicable only to the extent the terms and related agreements are not amended with respect to such securities) being equal to a price lower than, the then-current Reset Price (the “Offering Price”), then immediately after such event, the Reset Price shall be further reduced to equal the Offering Price.

The Company accounts for its Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and Recycled Shares of the FPA are valued under the Monte Carlo model. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of March 31, 2023 was $386,920, which resulted in a change in fair value of the Forward Purchase Agreement of $43,101 recorded in the statement of operations for the three months ended March 31, 2023. (See Note 8)

Inflation Reduction Act of 2022 (the “IR Act”)

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

On January 6, 2023, the Company’s stockholders redeemed 10,729,779 shares of Common Stock for a total of $1,094,366 of excise tax liability calculated as 1% of the shares redeemed on January 6, 2023.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 770,221 shares and 11,500,000 shares of common stock subject to possible redemption, respectively, at March 31, 2023 and December 31, 2022.)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of March 31, 2023 and December 31, 2022, there were 11,500,000 Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Placement Warrants— As of March 31, 2023 and December 31, 2022, there were 376,000 Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On May 2, 2022, the Company issued a press release, announcing that separate trading of shares of the Common Stock and Warrants comprising the Units has commenced. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “WAVSU.” The Common Stock and Warrants will separately trade on Nasdaq under the symbols “WAVS” and “WAVSW,” respectively.

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and nonfinancial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$7,973,984	$7,973,984	$—	$—
Liabilities:
Derivative Liability - Forward Purchase Agreement	$386,920	$—	$—	$386,920

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$117,191,410	$117,191,410	$—	$—

The FPA is valued using PWERM and Reset Pricing and counterparty sales of Recycled Shares was modeled using a Monte Carlo simulation based on the stock price, settlement timing and market implied volatility. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the FPA liability is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the FPA. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the FPA. The expected life of the FPA is assumed to be equivalent to its remaining contractual term. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of March 31, 2023 was $386,920, which resulted in a change in fair value of the Forward Purchase Agreement of $43,101 recorded in the statement of operations for the three months ended March 31, 2023.

The key inputs of the models used to value the Company’s FPA were as follows:

	Initial Measurement Date of
Input	January 10, 2023	March 31, 2023
Risk-free interest rate	4.63%	4.64%
Remaining life (Yrs.)	1.72	1.50
Expected volatility	3.73%	6.94%
Stock Price	$10.48	$10.21

The following table provides a summary of the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value on a recurring basis for the three months ended March 31, 2023:

Forward Purchase
Agreement
Fair value as of January 1, 2023	$—
Initial measurement on January 10, 2023 – Issuance	430,021
Change in Fair Value	43,101
Fair value as of March 31, 2023	$386,920

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 3, 2023, the Company received a notice in the form of a letter (the “Notice”) from the listing qualifications department staff of The Nasdaq Stock Market notifying the Company that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq listing rule 5450(b)(2)(A). The Notice has no immediate effect on the listing of the Company’s common stock, warrants and units, and the Company’s common stock continues to trade on the Nasdaq Global Market under the symbols “WAVS,” “WAVSW” and “WAVSU,” respectively. In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 2, 2023, to regain compliance. The Notice states that to regain compliance, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending October 2, 2023. The Company could alternatively apply for listing on the Nasdaq Capital Market. If the Company does not regain compliance by October 2, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel. The Company intends to actively monitor the Company’s MVLS between now and October 2, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Forward Looking Statements” above and “Item 1A. Risk Factors” in our 2022 Annual Report.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $171,611. This consisted of $403,872 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $189,160 of net gain on marketable securities in the Trust Account and $43,101 of change in fair value of the forward purchase agreement.

For the three months ended March 31, 2022, we had a net loss of $590,409. This consisted of $530,687 in professional fees, general and administrative expenses, and franchise taxes and $59,722 of loss on marketable securities in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2023, we had $386,306 in cash held outside of the Trust Account. As of March 31, 2023, we had a working capital deficit of $2,062,980. The Company’s liquidity needs may need to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the three months ended March 31, 2023, net cash used in operating activities was $393,175, which is primarily due to a net loss of $171,611, change in fair value of derivative liabilities of $43,101, gain on marketable securities of $189,160, and changes in operating assets and liabilities of $10,697. Net cash provided by investing activities was $109,406,586, which was due to the withdrawal from the Trust Account to pay redeeming shareholders of $109,436,586 offset by $30,000 deposited into the trust account. Net cash used in financing activities was $109,436,586 which was primarily due to the payment made for the redemption of shares.

For the three months ended March 31, 2022, net cash used in operating activities was $802,186, which is primarily due to a net loss of $590,409 and changes in operating assets and liabilities of $271,499. Net cash used in investing activities was $116,150,000, which was due to the proceeds of the IPO deposited into the trust account. Net cash provided by financing activities was $117,749,000, which was due to the IPO proceeds.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1 to the unaudited condensed financial statements included in this quarterly report on Form 10-Q, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Contractual Obligations

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

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). In connection with the Business Combination contemplated with Cycurion, A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Net Income/Loss per Common Share

Net loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. Therefore, as of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income or loss per share is the same as basic loss per share for the periods presented.

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

Derivative liabilities - Forward Purchase Agreement

The Company accounts for its Forward Purchase Agreement (“FPA”) (see Note 6) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and certain components of the FPA are valued under the Monte Carlo model.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2022 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of March 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended March 31, 2023.

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

WESTERN ACQUISITION VENTURES CORP.

Date: May 22, 2023	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	/s/ William Lischak
William Lischak
Chief Financial Officer
(Principal Financial and Accounting Officer)