Form 10-Q
period 2023-09-30
Western Acquisition Ventures Corp.
filed 2023-11-14
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 3,556,410 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$302,582	$809,481
Prepaid expenses and other assets	103,706	268,208
Total current assets	406,288	1,077,689

Prepaid expenses - non current	—	17,868
Investments held in Trust Account	3,253,605	117,191,410
TOTAL ASSETS	$3,659,893	$118,286,967
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$952,708	$829,440
Loan payable	201,694	—
Derivative liability-Forward Purchase Agreement	642,524	—
Excise tax payable	1,143,296	—
Income tax payable	315,575	250,739
Franchise tax payable	21,200	163,200
Total liabilities	3,276,997	1,243,379

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 305,410 shares and 11,500,000 shares at redemption value of approximately $10.73 and $10.20 per share as of September 30, 2023 and December 31, 2022, respectively	3,276,038	117,299,975

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding (excluding 305,410 shares and 11,500,000 shares, respectively, subject to possible redemption) as of September 30, 2023 and December 31, 2022	324	324
Additional paid-in capital	—	1,605,560
Accumulated deficit	(2,893,466)	(1,862,271)
Total stockholders’ deficit	(2,893,142)	(256,387)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,659,893	$118,286,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
Professional fees and other expenses	$(247,757)	$(136,323)	$(790,882)	$(1,452,930)
Franchise tax	800	(54,257)	(21,250)	(150,096)
LOSS FROM OPERATIONS	(246,957)	(190,580)	(812,132)	(1,603,026)
Other (expense) income:
Interest earned and unrealized loss on marketable securities held in Trust Account	48,576	516,298	331,690	615,937
Change in fair value of forward purchase agreement	(45,239)	—	(212,503)	—
TOTAL (LOSS) INCOME BEFORE INCOME TAXES	(243,620)	325,718	(692,945)	(987,089)
Income Tax Expense	(10,013)	(88,568)	(64,836)	(88,568)
NET (LOSS) INCOME	$(253,633)	$237,150	$(757,781)	$(1,075,657)
Weighted average shares outstanding of Common Stock subject to possible redemption	355,933	11,500,000	1,023,640	10,910,256
Basic and diluted net (loss) income per share, Common Stock subject to possible redemption	$(0.07)	$0.02	$(0.18)	$(0.08)
Weighted average shares outstanding of Common Stock not subject to possible redemption	3,251,000	3,251,000	3,251,000	3,231,718
Basic and diluted net (loss) income per share, Common Stock not subject to possible redemption	$(0.07)	$0.02	$(0.18)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2022	3,251,000	$324	$1,605,560	$(1,862,271)	$(256,387)
Forward purchase agreement	—	—	(430,021)	—	(430,021)
Excise tax liability arising from redemption of shares	—	—	(1,094,366)	—	(1,094,366)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(81,173)	(89,488)	(170,661)
Net loss	—	—	—	(171,611)	(171,611)
Balance March 31, 2023	3,251,000	324	—	(2,123,370)	(2,123,046)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	(95,533)	(95,533)
Net loss	—	—	—	(332,537)	(332,537)
Balance June 30, 2023	3,251,000	324	—	(2,551,440)	(2,551,116)
Excise tax liability arising from redemption of Class A shares	—	—	—	(48,930)	(48,930)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	(39,463)	(39,463)
Net loss	—	—	—	(253,633)	(253,633)
Balance September 30, 2023	3,251,000	$324	$—	$(2,893,466)	$(2,893,142)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	equity
Balance December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(5,712,733)	—	(5,712,733)
Net Loss	—	—	—	(590,409)	(590,409)
Balance March 31, 2022	3,251,000	324	1,605,560	(601,780)	1,004,104
Net loss	—	—	—	(722,400)	(722,400)
Balance June 30, 2022	3,251,000	324	1,605,560	(1,324,180)	281,704
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	(377,369)	(377,369)
Net income	—	—	—	237,150	237,150
Balance September 30, 2022	3,251,000	$324	$1,605,560	$(1,464,399)	$141,484

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(757,781)	$(1,075,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned and unrealized loss on marketable securities held in Trust Account	(331,690)	(615,937)
Change in fair value of derivative liability – Forward Purchase Agreement	212,503	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	182,370	(368,554)
Accounts payable, accrued expenses and income tax payable	188,105	785,444
Franchise tax payable	(142,000)	147,600
Interest on loan payable	1,694	—
Net cash used in operating activities	(646,799)	(1,127,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(60,100)	(116,150,000)
Cash withdrawn from Trust Account in connection with redemption	114,329,594	—
Net cash provided by (used in) investing activities	114,269,494	(116,150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	—	114,500,000
Proceeds from private placement	—	3,760,000
Proceeds from loan payable	200,000	—
Redemption of Common Stock	(114,329,594)	—
Payment of Sponsor loan	—	(80,000)
Payment of offering costs	—	(431,000)
Net cash (used in) provided by financing activities	(114,129,594)	117,749,000

NET CHANGE IN CASH	(506,899)	471,896
CASH, BEGINNING OF PERIOD	809,481	3,913
CASH, END OF PERIOD	$302,582	$475,809

Supplemental disclosure of noncash activities:
Issuance of Forward Purchase Agreement	$430,021	$—
Excise tax liability arising from redemption of shares	$1,143,296	$—
Accretion of common stock subject to redemption value	$305,657	$6,090,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through September 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2023, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company was to pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6). In connection with the Business Combination contemplated with Cycurion, A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (to be approximately $10.73 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

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

On January 6, 2023, the Company voted upon and approved a Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the “Amendment Agreements”). The Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination up to six times, each such extension for an additional one month period, from January 11, 2023 to July 11, 2023, upon payments to the Trust Account of $10,000 for each one-month extension. On July 9, 2023, the Company voted upon and approved a Second Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the “Second Amendment Agreements”). The Second Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination to January 11, 2024 upon the payment of a nominal fee of $100. Notwithstanding the July 9, 2023 approval, if the Company is unable to complete a Business Combination by December 31, 2023, the Company intends to: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay: (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve, and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On January 6, 2023, at a special meeting of stockholders, the Company’s stockholders elected to redeem an aggregate of 10,729,779 shares, each share valued at approximately $10.20 per share and totaling $109,436,586. On July 9, 2023, the Company’s stockholders elected to redeem an aggregate of 464,811 shares requiring payment out of the Trust Account of approximately $4,893,008 ($10.53 per share).

On April 3, 2023, the Company received a notice in the form of a letter (the “Notice”) from the listing qualifications department staff of The Nasdaq Stock Market notifying the Company that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq listing rule 5450(b)(2)(A). The Company had until October 2, 2023, to regain compliance by reaching $50 million for at least ten consecutive days.

As a consequence, on September 1, 2023 we applied for our listing with Nasdaq to be moved to the Nasdaq Capital Market, which requires MVLS of $35 million. On October 6, 2023, the Company was approved by Nasdaq to list its securities on the Nasdaq Capital Market and on October 11, 2023 Nasdaq confirmed that the Company is in compliance with listing requirements and has closed the matter. The Company plans to actively monitor its compliance with the MVLS and other rules of the exchange. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to maintain compliance with Nasdaq listing standards.

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

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company, and in certain other limited circumstances, including if the Merger has not been consummated by December 31, 2023. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval, and other conditions, as defined in the Merger Agreement. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $302,582 in its operating bank accounts, and a working capital deficit of $2,870,709.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $302,582 and $809,481 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of September 30, 2023 and December 31, 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,862,708
Common stock subject to possible redemption as of December 31, 2022	117,299,975
Less:
Redemption	(109,436,586)
Add:
Accretion of carrying value to redemption value	170,661
Common stock subject to possible redemption as of March 31, 2023	8,034,050
Add:
Accretion of carrying value to redemption value	95,533
Common stock subject to possible redemption as of June 30, 2023	8,129,583
Less:
Redemption	(4,893,008)
Add:
Accretion of carrying value to redemption value	39,463
Common stock subject to possible redemption as of September 30, 2023	$3,276,038

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. As of September 30, 2023 and December 31, 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

The Company’s effective tax rate was -4.11% and -27.19% for the three months ended September 30, 2023 and 2022, respectively, and -9.36% and -8.97% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income per Common Stock Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months periods ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted (loss) income per share is the same as basic income or loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Common	Common	Common	Common	Common	Common	Common	Common
	stock	stock not	stock	stock not	stock	stock not	stock	stock not
	subject to	subject to	subject to	subject to	subject to	subject to	subject to	subject to
	possible	possible	possible	possible	possible	possible	possible	possible
	redemption	redemption	redemption	redemption	redemption	redemption	redemption	redemption
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(25,029)	$(228,604)	$184,884	$52,266	$(181,464)	$(576,317)	$(829,848)	$(245,809)
Denominator:
Basic and diluted weighted average shares outstanding	355,933	3,251,000	11,500,000	3,251,000	1,023,640	3,251,000	10,910,256	3,231,718
Basic and diluted net (loss) income per ordinary share	$(0.07)	$(0.07)	$0.02	$0.02	$(0.18)	$(0.18)	$(0.08)	$(0.08)

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. As of September 30, 2023, the Company has borrowed $200,000 and accrued approximately $1,694 in interest. No amounts were borrowed as of December 31, 2022. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and American Stock Transfer & Trust Company, nor any of the Company’s directors, officers, and any affiliate.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

The Company accounts for its Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and Recycled Shares of the FPA are valued under the Monte Carlo model. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of September 30, 2023 was $642,524, which resulted in a change in fair value of the Forward Purchase Agreement of $45,239 and $212,503, which is recorded in the statements of operations for the three and nine months ended September 30, 2023, respectively. (See Note 8)

Inflation Reduction Act of 2022 (the “IR Act”)

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

As of September 30, 2023, the Company’s stockholders have redeemed a total of 11,194,590 shares of Common Stock resulting in $1,143,296 of excise tax liability, calculated as 1% of the value of the shares redeemed.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 305,410 shares and 11,500,000 shares of common stock subject to possible redemption, respectively, at September 30, 2023 and December 31, 2022.)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of September 30, 2023 and December 31, 2022, there were 11,500,000 Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Placement Warrants— As of September 30, 2023 and December 31, 2022, there were 376,000 Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,253,605	$3,253,605	$—	$—
Liabilities:
Derivative Liability - Forward Purchase Agreement	$642,524	$—	$—	$642,524

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$117,191,410	$117,191,410	$—	$—

The FPA is valued using PWERM and Reset Pricing and counterparty sales of Recycled Shares was modeled using a Monte Carlo simulation based on the stock price, settlement timing and market implied volatility. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the FPA liability is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the FPA. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the FPA. The expected life of the FPA is assumed to be equivalent to its remaining contractual term. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of September 30, 2023 was $642,524, which resulted in a change in fair value of the Forward Purchase Agreement of $45,239 and $212,503 for the three and nine months ended September 30, 2023, respectively.

The key inputs of the models used to value the Company’s FPA were as follows:

	Initial Measurement Date of
Input	January 10, 2023	September 30, 2023
Risk-free interest rate	4.63%	5.49%
Remaining life (Yrs.)	1.72	1.26
Expected volatility	3.73%	—%
Redemption Price	$—	$10.73
Stock Price	$10.48	$11.05

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2023:

Forward Purchase
Agreement
Fair value as of January 1, 2023	$—
Initial measurement on January 10, 2023 – Issuance	430,021
Change in Fair Value	(43,101)
Fair value as of March 31, 2023	386,920
Change in Fair Value	210,365
Fair value as of June 30, 2023	597,285
Change in Fair Value	45,239
Fair value as of September 30, 2023	$642,524

NOTE 9 — SUBSEQUENT EVENTS

In October 2023, the Company agreed to amend the Merger Agreement principally to reflect the issuance by Cycurion of additional securities after the date of the Merger Agreement and to extend the termination date of the Merger Agreement from July 11, 2023 to December 31, 2023. The Company filed an amendment to its registration statement with the SEC on November 2, 2023 to reflect these amendments, to update the information regarding the Company and Cycurion, and to respond to outstanding comments from the SEC.

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

Proposed Business Combination

Business Combination Agreement

On November 21, 2022, the Company., WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Registrant (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant (the “Surviving Corporation”). In October 2023, the Company agreed to amend the Merger Agreement principally to reflect the issuance by Cycurion of additional securities after the date of the Merger Agreement and to extend the termination date of the Merger Agreement from July 11, 2023 to December 31, 2023. There is no guarantee that a merger will take place.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company and in certain other limited circumstances, including if the Merger has not been consummated by December 31, 2023. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval and other conditions, as defined in the Merger Agreement are not met. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended September 30, 2023 were organizational activities and the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net loss of $253,633. This consisted of $256,970 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $48,576 of interest income on marketable securities in the Trust Account and $45,239 of change in fair value of the forward purchase agreement.

For the three months ended September 30, 2022, we had a net income of $237,150. This consisted of $279,148 in professional fees, general and administrative expenses, franchise taxes and income tax expense and $516,298 of interest income on marketable securities in the Trust Account.

For the nine months ended September 30, 2023, we had a net loss of $757,781. This consisted of $876,968 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $331,690 of interest income on marketable securities in the Trust Account and $212,503 of change in fair value of the forward purchase agreement.

For the nine months ended September 30, 2022, we had a net loss of $1,075,657. This consisted of $1,691,594 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $615,937 of net gain on marketable securities in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2023, we had $302,582 in cash held outside of the Trust Account. As of September 30, 2023, we had a working capital deficit of $2,870,709. The Company’s liquidity needs to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the nine months ended September 30, 2023, net cash used in operating activities was $646,799, which is primarily due to a net loss of $757,781, change in fair value of forward purchase agreement of $212,503, interest income on marketable securities of $331,690, and changes in operating assets and liabilities of $230,169. Net cash provided by investing activities was $114,269,494 which was due to the withdrawal from the Trust Account to pay redeeming shareholders of $114,329,594 and $60,100 deposited into the Trust Account.

Net cash used in financing activities was $114,129,594 which was due to the payment made for the redemption of shares of $114,329,594 and $200,000 in loan proceeds received from Cycurion.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,127,104, which is primarily due to a net loss of $1,075,657, changes in working capital of $564,490 and gain on marketable securities of $615,937. Net cash used in investing activities was $116,150,000, which was due to the proceeds of the IPO deposited into the trust account. Net cash provided by financing activities was $117,749,000 which was primarily due to the IPO proceeds and the proceeds from private placement.

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. As of September 30, 2023, the Company has borrowed $200,000 and accrued approximately $1,694 in interest. No amounts were borrowed as of December 31, 2022. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and American Stock Transfer & Trust Company, nor any of the Company’s directors, officers, and any affiliate.

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

The FPA provides that subject to conditions under the FPA on the date that is 12 months after the closing of the Business Combination (the “BC Closing”); provided that, Alpha, at Alpha’s sole discretion, may accelerate such date to any of six (6) months after the BC Closing and nine (9) months after the BC Closing by providing notice to WAVS of its election to so accelerate at least two (2) calendar days prior to such date (any such date, the “Put Date”), Alpha may elect to sell and transfer to WAVS up to that number of Shares that are then held by Alpha, but not to exceed 300,000 Shares in the aggregate at a price per Recycled Share equal to the Redemption Price (as defined in Section 9.2(a) of the Current Charter) (the “Shares Purchase Price”). The Put Date may be accelerated by Alpha if (i) the Shares are delisted from the New York Stock Exchange of NASDAQ, (ii) the Agreement is terminated for any reason after the date redemption requests are due in connection with the stockholder vote to approve the Business Combination, or (iii) during any 30 consecutive trading day period following the closing of the Business Combination, the VWAP Price (as defined below) for 20 trading days during such period shall be less than $3.00 per Share. For purposes of this Agreement, the “VWAP Price” per Share shall be determined for any trading day or any specified trading period using the Rule 10b-18 volume weighted average price per share of Common Stock as reported via a Bloomberg Terminal. The FPA also provides that WAV shall reimburse Alpha for all reasonable and necessary brokerage commissions incurred in connection with the Alpha’s acquisition of Shares, in an amount not to exceed $0.05 per Share and $0.02 per disposition of each Share (see Note 6 to the financial statements).

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

Net Income/Loss per Common Share

Net loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. Therefore, as of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income or loss per share is the same as basic loss per share for the periods presented.

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

Derivative liabilities - Forward Purchase Agreement

The Company accounts for its Forward Purchase Agreement (“FPA”) (see Note 6 to the financial statements) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and certain components of the FPA are valued under the Monte Carlo model.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of September 30, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

See the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on November 2, 2023, which is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2023.

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

WESTERN ACQUISITION VENTURES CORP.

Date: November 14, 2023	/s/ Stephen Christoffersen
Stephen Christoffersen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ William Lischak
William Lischak
Chief Financial Officer
(Principal Financial and Accounting Officer)