Form 10-K
period 2023-12-31
Western Acquisition Ventures Corp.
filed 2024-04-26
CIK 1868419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the Registrant was $8,018,000 based on the last reported sales price of $10.41 on The Nasdaq Stock Market LLC.

The number of shares outstanding of the registrant’s shares of common stock as of April 25, 2024 was 3,525,267.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WESTERN ACQUISITION VENTURES CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

Explanatory Note

Western Acquisition Ventures Corp. (“we,” us,” or the “Company”) highlights for the reader that this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 applies to that entire fiscal year. As explained in further detail in our Current Report on Form 8-K filed on December 7, 2022, we entered into a merger agreement and plan of merger with Cycurion, Inc. on November 21, 2022 (the “Merger Agreement”). Completing the transactions contemplated in the Merger Agreement will constitute an initial business combination. Because of this, the Company’s business objectives focus shifted from a generalized search for an acquisition target to closing under the Merger Agreement.

In connection with such contemplated transactions, the Company amended its certificate of incorporation as of January 11, 2023 by filing a Second Amended and Restated Certificate of Incorporation (the “Initial Charter Amendment”) with the Delaware Secretary of State. This was disclosed in the Current Report on Form 8-K dated January 12, 2023, which also explained that the January 6, 2023 stockholder vote to approve the Initial Charter Amendment triggered our public stockholders’ right to redeem their shares of common stock. As of the date this annual report was filed, there were 11,225,733 shares redeemed of the previously outstanding 11,500,000 shares of common stock issued in connection with our initial public offering (the “Public Shares”) that consummated on January 14, 2022 (“IPO”). Such redemption materially decreased the number of Public Shares outstanding to 274,267 as of the date this annual report was filed. None of our 3,251,000 shares of common stock issued outside of the IPO were redeemed and remain outstanding.

Subsequent to the approval by the Company’s Second Amendment to the Second Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) on July 6, 2023, as disclosed in the Current Report on Form 8-K dated July 13, 2023, the Company filed the Second Charter Amendment with the Delaware Secretary of State on July 11, 2023, which extended the date by which the Company has to consummate the initial business combination from July 11, 2023 to January 11, 2024.

After the approval by the Company’s stockholders of the Third Amendment to the Second Amended and Restated Certificate of Incorporation on January 9, 2024, as disclosed in the Current Report on Form 8-K dated January 12, 2024, the Company filed the Third Charter Amendment with the Delaware Secretary of State on January 10, 2024. The Third Amendment extends the date by which the Company has to consummate a business combination from January 11, 2024 to April 11, 2024.

After the approval by the Company’s stockholders of the Fourth Amendment to the Second Amended and Restated Certificate of Incorporation (the “Fourth Charter Amendment” and together with the Initial Charter Amendment, the Second Charter Amendment and the Third Charter Amendment, the “Charter Amendments”) on April 10, 2024, as disclosed in the Current Report on Form 8-K dated April 12, 2024, the Company filed the Fourth Charter Amendment with the Delaware Secretary of State on April 10, 2024. The Fourth Amendment extends the date by which the Company has to consummate a business combination from April 11, 2024 to July 11, 2024.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

The impact of the redemptions on our trust account (the “Trust Account”) was also significant. Prior to the redemption, we held approximately $117.3 million in trust as of the Merger Agreement. The redemption reduced our Trust Account balance by approximately $114.7 million to approximately $3.0 million, effectively depleting 97.5% of our trust funds, as of the date this annual report was filed. Nonetheless, subject to the section below labeled Forward Looking Statements, we expect to move forward with our merger with Cycurion, as further described in the Registration Statement on Form S-4 filed on February 14, 2023, as amended on November 2, 2023 and on January 30, 2024 (the “Form S-4”). We thus caution you to read this Annual Report on Form 10-K in connection with the facts described in this explanatory note.

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

As of the fiscal year ended December 31, 2023, our certificate of incorporation provided that we had up to January 11, 2024 to consummate an initial business combination, unless such deadline was extended in accordance with the provisions of our certificate of incorporation. Pursuant to Charter Amendments, we are permitted to extend such deadline to consummate an initial business combination up to six times, for one month at a time, at a cost of $10,000 per extension (i.e., $60,000 for all six extensions). The Fourth Charter Amendment was filed with the Delaware Secretary of State on April 10, 2024, extending the time to consummate the initial business combination to July 11, 2024, which is a total of 30 months from the closing of the IPO.

In connection with the approval of the Charter Amendments, our stockholders collectively redeemed 11,225,733 of our 11,500,000 public shares in exchange for approximately $114.7 million from our Trust Account, which left a remaining balance of approximately $3.0 million as of the date this annual report was filed.

If we fail to complete our initial business combination by July 11, 2024, we will distribute to our remaining public stockholders the aggregate amount then on deposit in the Trust Account on a pro rata basis. In such event, we will thereafter cease all operations except for winding up of our affairs and our warrants will expire and become worthless.

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

Our SEC filings, including reports, proxy and information statements, and other information regarding the Company are available at http://www.sec.gov. They are also available on our website at https://www.westernacquisitionventures.com. The information on our website, however, is not, and should not be deemed to be a part of this annual report.

For additional information on the Company’s business, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1. Description of Organization and Business Operations and Liquidity.”

Our Management Team

Prior Management Team

Each of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire prior board of directors, resigned effective December 28, 2023, as reported on Current Report on Form 8-K dated January 3, 2024. Each of the resignations was precipitated by the potential excise tax payable under the Inflation Reduction Act and their potential liability if the Company were unable to pay it at the time the tax is due, and not as a result of any disagreements with the Company or any matter relating to the Company’s operations, policies, or practices.

For a description of our management team until the effective date of the above resignations, please see “Item 1. Business – Our Management Team” in our Form 10-K filed on March 31, 2023 with the SEC for the year ended December 31, 2022.

Current Management Team

Our current directors and executive officers are as follows.

James Patrick McCormick

James P. McCormick was appointed to serve as the Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary of Western, effective as of December 27, 2023. He also was appointed to serve as a Director of Western, effective as of December 28, 2023. Mr. McCormick previously held numerous international general management and CFO roles as a member of British American Tobacco where he worked from March 1992 to January 2009. More recently he has served as Chief Operating Officer and Chief Financial Officer of KushCo Holdings Inc. from August 2017 to January 2019 and CEO of Ignite International Inc. from February 2019 to December 2019. He also served as a management consultant for UMBRLA, Inc. from December 2019 to September 2020, Redbird Bioscience from April 2021 to August 2021, Cars & Credit Master from November 2021 to December 2022, Abstrax Tech Inc. from January 2023 to April 2023, and Thought Leaders, Inc. since April 2023.

Mr. McCormick graduated from Eastern Illinois University with a B.S. in Finance and Accounting in 1988 and from Southern Illinois University Edwardsville, an MBA in 1992. He also is a Certified Public Accountant (CPA), Certified Management Accountant (CMA), and Certified Internal Auditor (CIA), all of which are currently inactive as he is no longer in private practice. We believe Mr. McCormick is well qualified to serve as a member of our board of directors because of his experience as an executive officer of various public companies, as well as his deep financial reporting and management experience and his broad industry experience.

Ryan Selewicz

Ryan Selewicz was appointed to serve as a Director of Western, effective as of January 18, 2024. Mr. Selewicz currently serves as the Vice President of E-Commerce at Greenlane Holdings, Inc., a seller of vaporizers and other products to businesses and consumers, where he oversees the company’s direct-to-consumer online businesses and the technology platforms that support those businesses. Prior to taking this role, Mr. Selewicz served as Greenlane’s Vice President of Technology Transformation following their merger with KushCo Holdings. In this role, Mr. Selewicz was responsible for the company’s enterprise systems and played a key role in the integration of the IT systems post-merger. Prior to their merger with Greenlane, Mr. Selewicz served as Executive Vice President of Technology at KushCo Holdings, Inc., where he was responsible for the company’s overall technology vision and strategy.

Proposed Business Combination

On November 21, 2022, the Company, WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), which will be formed at, or prior to, closing,Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders Representative”), entered into an

Agreement and Plan of Merger (“Merger Agreement”), pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger” or “Business Combination”, and together with the other transactions related thereto, the “Proposed Transactions”)with Cycurion surviving the Merger as a wholly-owned subsidiary of the Company. There is no guarantee that the Merger will take place.

As disclosed in the Company’s prospectus dated January 11, 2022, pursuant to the Trust Agreement, and the Company’s certificate of incorporation, the Company had until January 11, 2023 to complete the Merger. This date was subsequently extended to July 11, 2023, January 11, 2024, April 11, 2024 and July 11, 2024 pursuant to the Charter Amendments.

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

We have engaged in an extensive research effort to identify a large number of potential targets and initiated discussions with various initial business combination targets, and after doing so have executed the Merger Agreement with Cycurion, a company operating in the cybersecurity industry.

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

We were not and are not prohibited from pursuing our initial business combination with a company that is affiliated with our Sponsor, officers, or directors. We were introduced to Cycurion by a member of our Sponsor who had a prior financial relationship with Cycurion and another member of our Sponsor has established a financial relationship with Cycurion since our execution of the Merger Agreement. Although our officers and directors had no prior relationship with Cycurion, our directors engaged an independent valuation firm to render an opinion as to the fairness from a financial point of view of the Business Combination.

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

As of December 31, 2023, we could not ascertain how much time or cost would be involved in completing our initial business combination. Any costs incurred with respect to identifying or evaluating a prospective target business with which we do not pursue an initial business combination will result in losses and will reduce the funds we can use to complete an initial business combination with another target. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Selection of a Target Business, Structuring of a Business Combination, and Fair Market Value of Target or Business

Nasdaq rules require the aggregate fair market value of our initial business combinations to be at least 80% of the value held in the Trust Account (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement for our initial business combination, which was executed as of November 21, 2022, when the Trust Account held approximately $117.3 million (after accounting for fees payable to A.G.P.), as further described on the Registration Statement on Form S-4. The fee previously due to A.G.P. for services provided in connection with our IPO was replaced by a letter agreement dated November 7, 2022 that would result in the issuance of 250,000 shares to A.G.P of the company resulting from the Merger. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to determine independently the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Nasdaq rules require any initial business combination to be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that our current shareholders will own shares of the resulting company, which will own or acquire between 50% and 100% of the equity interests or assets of the target business or businesses. The resulting company is expected to not be required to register as an investment company under the Investment Company Act, or the Investment Company Act rules and regulations. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares, or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Employees

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters, but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Nasdaq Deficiencies

On February 6, 2024, the Company received a notification letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(4) (the “First Letter”). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under Nasdaq Listing Rules, the Company had 45 calendar days, or until March 22, 2024, to provide Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of the plan. On March 22, 2024, the Company submitted its compliance plan with Nasdaq in connection with the First Letter. If Nasdaq does not accept the Company’s plan to achieve compliance, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. The Company is evaluating various courses of action to achieve compliance with the minimum publicly held shares continued listing standard.

On March 11, 2024, the Company received a letter from the Staff stating that due to the resignations of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire board of directors of the Company, effective December 27, 2023, which was previously reported in a current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024, the Company no longer complies with Nasdaq’s Majority Independent Board rule, its Audit Committee Rule, or its Compensation Committee Rule as set forth in Listing Rule 5605(b)(1) (the “Second Letter”). In accordance with Nasdaq Listing Rule 5605(b)(1)(A), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier of the Company’s next annual stockholders’ meeting or December 28, 2024; or (ii) if the Company’s next annual stockholders’ meeting is held before June 25, 2024, then the Company must evidence compliance no later than June 25, 2024 (the “Cure Period”). If the Company fails to regain compliance within the Cure Period in connection with the Second Letter, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that its securities will be delisted. The Company is actively engaged in efforts to regain compliance with the requirements set forth in Nasdaq Listing Rule 5605 and plans to regain compliance within the Cure Period provided by Nasdaq.

The Company is actively engaged in efforts to regain compliance with the requirements set forth in Nasdaq Listing Rule 5605 and plans to regain compliance within the Cure Period provided by Nasdaq.

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

Summary of Risk Factors

We have provided a set of risk factors applicable to the Company and to our contemplated business combination with Cycurion in the Registration Statement on Form S-4, under the heading “Risk Factors,” you should consider in connection with this Annual Report on Form 10-K. Other than as such risk factors are supplemented below, this summary is qualified in its entirety by reference to such risk factors, which you should review in full. This risk factor summary provides a high-level summary of risks associated with our business broadly, our operations, ownership of our capital stock and our financing, as well as general risks. It does not contain all of the information that may be important to you, and as such you should read this risk factor summary together with the more detailed discussion of risks and uncertainties that immediately follows this summary, as well as the risk factors set forth under the heading “Risk Factors” on our Registration Statement on Form S-4. Our summarized risks include but are not limited to the following:

•	We are a blank check company with no significant operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•

Our acquisition target must collectively have a fair market value of at least 80% of the available balance of the funds in the Trust Account when we execute a definitive agreement for our initial business combination.

•	Our public stockholders vote cannot outvote out initial stockholders, directors, and officers, who are contractually obligated to vote in favor of our initial business combination.
•	We may not be able to secure enough cash to consummate an initial business combination.
•

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

•

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

•	Our shares, warrants and Units may be rendered worthless for many reasons, some of which are within our control but many of which are not.
•

Western’s Sponsor, directors and officers and advisors have interests in the Business Combination which may be different from or in addition to (and which may conflict with) the interests of its stockholders.

•	The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.
•

Western is unable to currently predict the level of working capital it will have at the Closing since the projected working capital levels can only be determined as a by-product of multiple components, each of which is subject to uncertainty.

•

If Western Public Stockholders fail to comply with the redemption requirements specified in this proxy statement/prospectus, they will not be entitled to redeem their shares of Western common stock for a pro rata portion of the funds held in the Trust Account.

•

There is no guarantee that a Public Stockholder’s decision whether to redeem their shares for a pro rata portion of the Trust Account will put the Public Stockholder in a better future economic position.

Risks Relating to Our Business

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

Nasdaq stock exchange listing rules impose a requirement on us that we must complete an initial business combination with one or more target companies having an aggregate fair market value of at least 80% of the available trust fund balance as of the time our business combination agreement is executed (excluding the fee payable to A.G.P. upon an initial business combination as described in “Conflicts of Interest” and taxes payable on the interest earned on the Trust Account). We executed a business combination agreement with Cycurion on November 21, 2022, when the Trust Account had approximately $117.3 million (after accounting for fees payable to A.G.P.). This may limit the type and number of companies with which we can complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the Trust Account, which may be less than $10.10 per share.

Our public stockholders vote cannot outvote out initial stockholders, directors, and officers, who are contractually obligated to vote in favor of our initial business combination.

Pursuant to letter agreements, our initial stockholders, directors, and officers have agreed to vote their founder shares and any public shares purchased during or after the closing of our IPO on January 14, 2022 (including in open market and privately negotiated transactions), in favor of our initial business combination. Due to the redemption of 11,225,733 public shares as of the date this annual report was filed, there are now significantly fewer public shares than other shares issued to our initial stockholders, directors, and officers. As a result, a majority vote of the public shares cannot dictate the outcome of a vote regarding our initial business combination.

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

Pursuant to the charter amendment described in Note 1 to our financial statements, the latest possible deadline to consummate an initial business combination became July 11, 2024. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by July 11, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case, our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire and become worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

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

The funds available to us outside of the Trust Account, together with any interest income earned on amounts in the Trust Account, may not be sufficient to allow us to operate until July 11, 2024, assuming that our initial business combination is not completed during that time. Management’s plans to address this need are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We believe that the funds available to us outside of the Trust Account, together with loans that may be made by our Sponsor, will be sufficient to allow us to operate until July 11, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we do not have sufficient working capital, we may need to seek additional loans from our Sponsor to fund our search for our initial business combination, to pay our taxes, and to complete our initial business combination, and thus our ability to complete our initial business combination may depend on obtaining such loans that we are not entitled to obtain.

Of the net proceeds of the IPO and the sale of the Private Placement Units, as of the date this annual report was filed, approximately $1,008 remained available to us outside the Trust Account to fund our working capital requirements. We may fund needed excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted by such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire and become worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses, and other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to letter agreements, our initial stockholders have agreed that they will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or initial business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our initial stockholders to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our initial stockholders would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Under the Delaware General Corporation Law, as amended, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 11, 2024 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders or potential investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 11, 2024 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

The proceeds held in the Trust Account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. In the event of very low or negative yields, the amount of interest income (that we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account and not previously released to us to pay our taxes, plus any interest income (less up to $100,000 of interest to pay dissolution costs and expenses). If the balance of the Trust Account is reduced below $116,150,000 due to negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share. As of the date this annual report was filed, the balance of the Trust Account was approximately $3.0 million.

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

The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 11, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent our initial business combination by July 11, 2024, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Pursuant to the charter amendment described in Note 1 to our financial statements, the latest possible deadline to consummate an initial business combination became July 11, 2023. On July 9, 2023, the Company voted upon and approved a Second Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the “Second Amendment Agreements”). The Second Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination to January 11, 2024 upon the payment of a nominal fee of $100.

On January 9, 2024, we held a virtual special meeting of stockholders to vote on the proposals identified in the Proxy Statement for the Special Meeting. At the Special Meeting, the Company’s stockholders voted on a proposal to amend the Company’s Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination, such extension for an additional three (3)-month period, from January 11, 2024 through and including April 11, 2024. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

On April 10, 2024, we held a virtual special meeting of stockholders to vote on the proposals identified in the Proxy Statement for the Special Meeting. At the Special Meeting, the Company’s stockholders voted on a proposal to amend the Company’s Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination, such extension for an additional three (3)-month period, from April 11, 2024 through and including July 11, 2024. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

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

We may seek initial business combination opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. We may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

Risks Relating to Our Sponsor and Management Team and Their Respective Affiliates, and to the Post-Business Combination Company

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

Our Sponsor owns an aggregate of 2,125,000 founder shares, and A.G.P. owns 750,000 founder shares. Our initial stockholders collectively own more than 80% of our 3,525,267 issued and outstanding shares as of the date this annual report was filed. The founder shares will be worthless if we do not complete our initial business combination. In addition, our Sponsor purchased an aggregate 376,000 units at $10.00 per unit for a total purchase price of $3,760,000, which Private Placement Units will also be worthless if we do not consummate our initial business combination. Holders of founder shares and Private Placement Units have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, any loans from our Sponsor will not be repaid if our initial business combination is not consummated. Furthermore, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target initial business combination, completing our initial business combination and influencing the operation of the business following our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 35,249,000 authorized but unissued shares of common stock, which amount does not take into account the shares of common stock reserved for issuance upon exercise of outstanding warrants. Immediately after the consummation of the IPO, there were no shares of preferred stock issued and outstanding. As of the date this annual report was filed, 11,225,733 shares of common stock became available for issuance.

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

These provisions of our amended and restated certificate of incorporation, like all of its provisions, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 11, 2024; or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares.

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

Our warrants will be issued in registered form under a warrant agreement between Equiniti Trust Company, LLC, as warrant agent, and us. Our warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Our warrant agreement will require the approval by the holders of 65% of the then-outstanding public warrants in order to make any change that increases the warrant price or shortens the exercise period of the warrant, or amends the terms of the private placement warrants or working capital warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of a majority of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of a majority of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on Nasdaq. Nasdaq listing rules require us to maintain certain closing bid price, stockholders’ equity and other financial metric criteria in order for our common stock to continue trading on Nasdaq. For example, Nasdaq Listing Rule 5550(a)(4) requires companies to maintain a minimum of 500,000 publicly held shares. Nasdaq Listing Rule 5605(b)(1) requires the companies to comply with the majority independent board rule, audit committee rule and compensation committee rule.

On February 6, 2024, the Company received the First Letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(4). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under Nasdaq Listing Rules, the Company had 45 calendar days, or until March 22, 2024, to provide Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of the plan. On March 22, 2024, the Company submitted its compliance plan with Nasdaq in connection with the First Letter. If Nasdaq does not accept the Company’s plan to achieve compliance, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. The Company is evaluating various courses of action to achieve compliance with the minimum publicly held shares continued listing standard.

On March 11, 2024, the Company received the Second Letter from the Staff stating that due to the resignations of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire board of directors of the Company, effective December 27, 2023, which was previously reported in a current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024, the Company no longer complies with Nasdaq’s Majority Independent Board rule, its Audit Committee Rule, or its Compensation Committee Rule as set forth in Listing Rule 5605(b)(1). In accordance with Nasdaq Listing Rule 5605(b)(1)(A), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier of the Company’s next annual stockholders’ meeting or December 28, 2024; or (ii) if the Company’s next annual stockholders’ meeting is held before June 25, 2024, then the Company must evidence compliance no later than June 25, 2024 (the “Cure Period”). If the Company fails to regain compliance within the Cure Period in connection with the Second Letter, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that its securities will be delisted. The Company is actively engaged in efforts to regain compliance with the requirements set forth in Nasdaq Listing Rule 5605 and plans to regain compliance within the Cure Period provided by Nasdaq.

We have identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and internal controls and procedures regarding certain operating expenses as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this annual report, we have identified a material weakness in our internal controls over financial reporting relating to our inadequate control for the timing of withdrawals of funds from the Trust Account and internal controls and procedures regarding certain operating expenses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this annual report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

We identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date this annual report was filed, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not comply with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and extended the time to consummate our initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated certificate of incorporation or our warrant agreement will require a vote of holder of 65% of our common stock or the then-outstanding public warrants, respectively. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 11, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to change fundamentally the nature of any securities offered through the registration statement of which this Form 10-K forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate our initial business combination in order to effectuate our initial business combination.

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

Our initial stockholders, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption if we do not complete our initial business combination by July 11, 2024; or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then-outstanding public shares. These agreements are contained in letter agreements. Our stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers, or directors for any breach of this agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, the Company had $8,651 in restricted cash available exclusively for payment of current tax liabilities, and a working capital deficit of $3,187,882. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, described in Note 1 to our financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern.

Pursuant to the charter amendment described in Note 1 to our financial statements, the charter amendment’s initial deadline of January 11, 2023 may be extended up to six times for one month at a time, from January 11, 2023 to July 11, 2023, at a cost of $10,000 per extension (i.e., $60,000 for all six extensions). On July 9, 2023, the Company voted upon and approved a Second Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the “Second Amendment Agreements”). The Second Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination to January 11, 2024 upon the payment of a nominal fee of $100. On January 9, 2024, the Company voted upon and approved a Third Charter Amendment to be filed with the Delaware Secretary of State and an amendment to the Trust Agreement. These amendments permit the Company to extend the date by which the Company must consummate a business combination to April 11, 2024 upon the payment of a nominal fee of $100. On January 9, 2024, the Company voted upon and approved a Third Charter Amendment that was filed with the Delaware Secretary of State on January 10, 2024 and the Trust Agreement Amendment. The Third Amendment Agreements permits an extension of the date by which the Company must consummate a business combination to April 11, 2024 upon the payment of a nominal fee of $100. On April 10, 2024, the Company voted upon and approved a Fourth Charter Amendment that was filed with the Delaware Secretary of State on April 10, 2024 and the Trust Agreement Amendment. The Fourth Amendment Agreements permits an extension of the date by which the Company must consummate a business combination to July 11, 2024 upon the payment of a nominal fee of $100. It is uncertain that the Company will be able to consummate a Business Combination by this deadline, and if a Business Combination is not consummated by July 11, 2024 and this deadline is not extended, the Company will liquidate and subsequently dissolve.

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

Risks Relating to the Business Combination with Cycurion

Unless the context otherwise requires, references in the subsection “Risks Related to Western and the Business Combination” to “we”, “us”, “our”, “Western,” and the “Company” generally refers to Western in the present tense or New Cycurion from and after the Business Combination.

We have incurred and expect to incur significant costs associated with the Business Combination. Whether or not the Business Combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the Business Combination is not completed.

We expect to incur significant transaction and transition costs associated with the Business Combination and operating as a public company following the closing of the Business Combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Business Combination Agreement, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by the combined company following the closing of the Business Combination.

The proposed Business Combination may be delayed or not occur at all for a variety of reasons, some of which are outside of our control.

The Business Combination Agreement provides for the merger of Merger Sub with and into Cycurion, with Cycurion surviving the Merger as our wholly owned subsidiary. Completion of the Merger is subject to customary closing conditions, some of which are beyond our control. In addition, the obligation of each party to consummate the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of the other party (subject to certain materiality exceptions), and material compliance by the other party with its covenants under the Business Combination Agreement. Therefore, our ability to consummate the Business Combination is dependent on a variety of factors and may not be completed or may not be completed as timely as expected.

Failure to complete the Business Combination could adversely affect our business and the market price of our ordinary shares in a number of ways, including (a) the market price of our ordinary shares may decline to the extent that the current market price reflects an assumption that the Business Combination will be consummated; and (b) we have incurred, and will continue to incur, significant expenses for professional services in connection with the Business Combination for which we will have received little or no benefit if the Business Combination is not consummated.

In the event that the proposed Business Combination were to be terminated, you would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.

In the event that the Business Combination were to be terminated, we would expect to focus our search on an alternative target business involved in the ownership, financing and management of societal infrastructure, but we may seek to complete a business combination with a target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure you that any such transaction would be more or less favorable than the proposed Business Combination, or would or would not result in a reduction in the value of our public shares.

The requirement that we consummate an initial business combination by July 11, 2024, after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by July 11, 2024 (the “Termination Date”). Consequently, such target business, including Cycurion, may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the Termination Date. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our detachable redeemable warrants will expire worthless, and our distributable redeemable warrants will never have been distributed.

 Our initial business combination with Cycurion may be unsuccessful or may not be consummated by the Termination Date. If so, we may not be able to find a suitable target business and consummate an initial business combination by the Termination Date after the closing of our IPO that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek to further extend the Termination Date, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Capital Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be January 11, 2025 (the “Nasdaq Deadline”). If we were to seek to further extend the Termination Date beyond January 11, 2025, our Termination Date would extend beyond the Nasdaq Deadline. Consequently, further extension of our time to consummate a business combination does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our stockholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with the Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Panel’s decision.

 If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our Charter to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by July 11, 2024, or such earlier date, as determined by the board of directors. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

The working capital available to New Cycurion after the Business Combination will be reduced to the extent Western’s Public Stockholders exercise their redemption rights in connection with the Business Combination and will also be reduced to the extent of Western’s and Cycurion’s transaction expenses, which will be payable by New Cycurion. This may adversely affect the business and future operations of New Cycurion.

Significant uncertainties exist regarding the amount of additional cash, if any, that may be available to fund New Cycurion’s operations as a result of the Business Combination and the other transactions described in this proxy statement/prospectus. Western has approximately $3.0 million in its Trust Account (net of redemptions payable) as of the date this annual report was filed; existing Western Public Stockholders will have the right to elect to have their shares redeemed for cash as a part of the voting on the Business Combination. It is not possible at this time to predict how many existing Western Public Stockholders will exercise this redemption right, and therefore it is not possible at this time to predict how much cash will be held in the Trust Account immediately following closing.

Immediately following the Effective Time of the Business Combination, New Cycurion intends to use the cash remaining in the Trust Account to pay transaction expenses and fund its near term working capital requirements.

There is no guarantee that a stockholder’s decision whether to redeem their shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

Western can give no assurance as to the price at which a stockholder may be able to sell its Public Shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including this Business Combination, may cause an increase in Western’s share price, and may result in a lower value realized now for a stockholder redeeming their shares than a stockholder of Western might realize in the future. Similarly, if a stockholder does not redeem their shares, the stockholder will bear the risk of ownership of the Public Shares after the consummation of any initial business combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price set forth in this proxy statement/prospectus. A stockholder should consult the stockholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

If Western’s stockholders fail to comply with the redemption requirements specified in this proxy statement/ prospectus, they will not be entitled to redeem their shares of Western common stock for a pro rata portion of the funds held in the Trust Account.

Western intends to comply with the U.S. federal proxy rules in conducting redemptions in connection with the Business Combination. However, despite Western’s compliance with these rules, if a Public Shareholder fails to receive Western’s proxy materials, such shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, this proxy statement/prospectus provides the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a Public Shareholder fails to comply with these or any other procedures, its Public Shares may not be redeemed.

Holders of Public Shares are required to affirmatively vote either for or against the Business Combination Proposal in order to exercise their rights to redeem their shares for a pro rata portion of the Trust Account. In addition, in order to exercise their redemption rights, they are required to submit a request in writing and deliver their stock (either physically or electronically) to Western’s transfer agent at least two business days prior to the Special Meeting. Stockholders electing to redeem their shares will receive their pro rata portion of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to it to pay Western’s taxes and up to $100,000 of interest to pay dissolution expenses, calculated as of two business days prior to the anticipated consummation of the Business Combination.

Western’s Public Stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline.

Western’s Public Stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must, among other things as fully described in the section titled “Special Meeting of Western Stockholders — Redemption Rights,” tender their certificates to Western’s transfer agent or deliver their shares to the transfer agent electronically through the DTC at least two business days prior to the Special Meeting. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and Western’s transfer agent will need to act to facilitate this request. It is Western’s understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because Western does not have any control over this process or over the brokers, which Western refers to as “DTC,” it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

Western paid underwriting fees in connection with the Western IPO, and these fees will not be adjusted to account for redemptions by the Public Stockholders that have occurred and may occur in connection with the closing of the Business Combination.

The underwriters in Western’s IPO received underwriting commissions totaling $500,000 upon the closing of the offering. This compensation will not be adjusted to account for redemptions of Public Shares by the Public Stockholders, including those that have occurred to date and those that may occur in connection with the closing of the Business Combination. Accordingly, the amount of effective total underwriting commissions as a percentage of the aggregate proceeds from the Western IPO remaining after closing the Business Combination will increase as the number of Public Shares redeemed increases. As of the date this annual report was filed, Public Shareholders have redeemed 11,225,733 Public Shares. If none of the remaining Public Shareholders exercise redemption rights in connection with the closing of the Business Combination, the amount of underwriting commissions will represent 16.9% of the proceeds remaining in the Trust Account. If Public Shareholders exercise redemption rights with respect to 50% of the currently 274,267 outstanding Public Shares, the amount of underwriting commissions will represent 32.8% of the remaining proceeds in the Trust Account. If Public Shareholders exercise redemption rights with respect to all remaining Public Shares, there will be $84,045 of proceeds remaining in the Trust Account compared to $500,000 paid to the underwriters in the Western IPO.

In the event that a significant number of Public Shares are redeemed, our Common Stock may become less liquid following the Business Combination.

If a significant number of Public Shares are redeemed, Western may be left with a significantly smaller number of stockholders. As a result, trading in the shares of the Combined Entity may be limited and your ability to sell your shares in the market could be adversely affected. The Combined Entity intends to apply to list its shares on Nasdaq, and Nasdaq may not list the Common Stock on its exchange, which could limit investors’ ability to make transactions in the Combined Entity’s securities and subject the Combined Entity to additional trading restrictions.

The holders of Founder Shares have agreed to vote in favor of such initial business combination, which means the Business Combination will be approved regardless of how Western’s Public Stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Stockholders in connection with an initial business combination, the holders of the Founder Shares have agreed (i) to vote any such shares in favor of any proposed business combination, including the Business Combination and (ii) to waive redemption rights with respect to any shares of Common Stock owned or to be owned by such holder, and that such holder will not seek redemption with respect to or otherwise sell, such shares in connection with any vote to approve a business combination, amend the provisions of the Charter, or a tender offer by Western prior to a business combination. As of the date hereof, Western’s Sponsor owns 60.3 % of the outstanding shares of common stock, which percentage is more than sufficient to approve the Business Combination.

If third parties bring claims against Western, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Western’s placing of funds in trust may not protect those funds from third party claims against Western. Although Western will seek to have all vendors, service providers, prospective target businesses and other entities with which it does business execute agreements with it waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, such parties may not execute such agreements. Even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against Western’s assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, Western’s management will consider whether competitive alternatives are reasonably available to it and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of Western under the circumstances.

Examples of possible instances where Western may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with Western and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if Western is unable to complete its initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with its initial business combination, Western will be required to provide for payment of claims of creditors that were not waived that may be brought against Western within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.10 per Public Share initially held in the Trust Account, due to claims of such creditors.

Additionally, if Western is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against Western’s which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in Western’s bankruptcy estate and subject to the claims of third parties with priority over the claims of Western’s stockholders. To the extent any bankruptcy claims deplete the Trust Account, Western may not be able to return to Western’s Public Stockholders at least $10.10 per share. As a result, if any such claims were successfully made against the Trust Account, the funds available for Western’s initial business combination, including the Business Combination, and redemptions could be reduced to less than $10.10 per Public Share.

Western’s stockholders may be held liable for claims by third parties against Western to the extent of distributions received by them.

If Western has not completed a business combination by July 11, 2024, Western will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by Western to pay its taxes payable and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of Western’s remaining stockholders and the Board, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to Western’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If Western is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against Western which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by Western’s stockholders. Furthermore, because Western intends to distribute the proceeds held in the Public Shares to Western’s Public Stockholders promptly after expiration of the time Western has to complete an initial business combination, this may be viewed or interpreted as giving preference to Western’s Public Stockholders over any potential creditors with respect to access to or distributions from Western’s assets. Furthermore, the Board may be viewed as having breached their fiduciary duties to Western’s creditors and/or may have acted in bad faith, and thereby exposing itself and Western to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. Western cannot assure you that claims will not be brought against it for these reasons.

Neither Western nor its stockholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total merger consideration in the event that any of the representations and warranties made by Cycurion in the Business Combination Agreement ultimately proves to be inaccurate or incorrect.

The representations and warranties made by Cycurion and Western to each other in the Business Combination Agreement will not survive the consummation of the Business Combination. As a result, Western and its stockholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total merger consideration if any representation or warranty made by Cycurion in the Business Combination Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, Western would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.

Western and/or Cycurion may waive one or more of the conditions to the Business Combination.

Western and/or Cycurion may agree to waive, in whole or in part, one or more of the conditions to its obligations to complete the Business Combination, to the extent permitted by its existing charter and applicable laws. For example, it is a condition to Western’s and Cycurion’s respective obligations to close the Business Combination that each of the covenants of the other party to be performed as of or prior to the Closing having been performed in all material respects. However, if Western’s or Cycurion’s board of directors determines that any such breach is not material, then it may elect to waive that condition and close the Business Combination. In deciding to waive one or more conditions to the Business Combination, Western’s and Cycurion’s directors have interests in and arising from the Business Combination that are different from or in addition to (and which may conflict with) the interests of Western’s Public Stockholders.

The Sponsor, A.G.P., and Western’s directors and executive officers who hold founder shares and/or Private Warrants through their interests in the Sponsor, may receive a positive return on the founder shares and/or Private Warrants even if Western’s public stockholders experience a negative return on their investment after consummation of the Business Combination.

If Western is able to complete a business combination within the required time period, the Sponsor, A.G.P. and Western’s directors and executive officers who hold founder shares and/or Private Warrants through their interest in the Sponsor may receive a positive return on their investments which were acquired prior to the Western IPO, or concurrently with completion of the Western IPO, even if Western’s public stockholders experience a negative return on their investment in Western common stock after consummation of the Business Combination.

Western’s Sponsor, directors, officers and advisors have interests in the Business Combination which may be different from or in addition to (and which may conflict with) the interests of its stockholders.

Western’s Sponsor, directors and officers, and their respective affiliates and associates have interests in and arising from the Business Combination that are different from or in addition to (and which may conflict with) the interests of Western’s Public Stockholders, which may result in a conflict of interest. These interests include:

These interests include:

•	the fact that the Sponsor and A.G.P. paid an aggregate of $25,000 for its Founder Shares and such securities will have a significantly higher value at the time of the Business Combination;
•

the fact that if the Business Combination were not approved, in accordance with our Charter, the 3,251,000 Founder Shares held by the Sponsor, our officers, and directors through their interest in the Sponsor, which were acquired prior to the IPO for an aggregate purchase price of $25,000, will be worthless (as the holders have waived liquidation rights with respect to such shares), as will the 376,000 Private Placement Units that were acquired simultaneously with the IPO for an aggregate purchase price of $3,760,000;

•

if we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, the Sponsor has agreed (subject to certain exceptions) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us;

•

all rights specified in the Company’s Charter relating to the right of officers and directors to be indemnified by the Company, and of the Company’s officers and directors to be exculpated from monetary liability with respect to prior acts or omissions, will continue after a business combination. If the Business Combination is not approved and the Company liquidates, the Company will not be able to perform its obligations to its officers and directors under those provisions; and

•

the Sponsor, officers, directors, initial stockholders, or their affiliates, are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. However, if the Company fails to consummate the Business Combination, they will not have any claim against the trust account for reimbursement. Accordingly, the Company will most likely not be able to reimburse these expenses if the Business Combination is not completed. As of the date of this proxy statement/prospectus, no out-of-pocket expenses are owed to Western’s officers and directors and Sponsor.

In light of the foregoing, the Sponsor and Western’s directors and executive officers will receive material benefits from the completion of the Business Combination and may be incentivized to complete the Business Combination with Cycurion rather than liquidate even if (i) Cycurion is a less favorable target company or (ii) the terms of the Business Combination are less favorable to stockholders. As a result, the Sponsor and directors and officers may have interests in the completion of the Business Combination that are materially different than, and may conflict with, the interests of other stockholders. Further, the Sponsor and Western’s directors and executive officers who hold founder shares or Private Warrants may receive a positive return on their investment(s), even if Western’s public stockholders experience a negative return on their investment after consummation of the Business Combination.

The market price of shares of New Cycurion’s securities after the Business Combination may be affected by factors different from those currently affecting the prices of Western’s securities.

Prior to the Business Combination, Western has had limited operations. Upon completion of the Business Combination, New Cycurion’s business, prospects, financial conditions, or results of operations will depend in part upon the performance of Cycurion’s businesses, which are affected by factors that are different from those currently affecting the business, prospects, financial conditions, or results of operations of Western.

Western’s Public Stockholders will experience dilution as a consequence of the issuance of Western common stock as consideration in the Business Combination.

The issuance of the Western common stock in the Business Combination will dilute the equity interest of Western’s existing Public Stockholders and may adversely affect prevailing market prices for Western common stock and/or Western Warrants. It is anticipated that, upon completion of the Business Combination, based on funds in the Trust Account (net of redemptions payable) of $3.0 million as of the date this annual report was filed and if there are no further redemptions by Western’s public stockholders, Western’s Public Stockholders will own approximately 0.8% of the outstanding capital stock of New Cycurion, and if there are redemptions by Western’s Public Stockholders up to the maximum level permitted by Western’s Current Charter, Western’s remaining Public Stockholders will own none of the outstanding capital stock of New Cycurion. The ownership percentage with respect to New Cycurion following the Business Combination does not take into account (1) Western Warrants to purchase Western common stock that will remain outstanding immediately following the Business Combination or (2) the issuance of any shares upon completion of the Business Combination under the Equity Incentive Plan. If the actual facts are different than these assumptions (which they are likely to be), the percentage ownership retained by Western’s existing Public Stockholders in the post-combination company will be different.

Western’s Public Stockholders will experience dilution as a result of the issuance of additional employee/director/consultant options or if we sell additional shares of our Common Stock and/or warrants to finance our operations or issue stock in connection with acquisitions following the Business Combination.

In order to further expand New Cycurion’s operations and meet our objectives, any additional growth and/or expanded development activity will likely need to be financed through the sale and issuance of additional shares of Common Stock. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our development programs, we likely will also need to issue additional shares of Common Stock to finance future acquisitions, growth, and/or additional exploration programs of any or all of our projects. We also expect to in the future grant to some or all of our directors, officers, and key employees and/or consultants’ options to purchase shares of our Common Stock as non-cash incentives pursuant to the Equity Incentive Plan. The issuance of any equity securities could, and the issuance of any additional shares of Common Stock will, cause our existing stockholders to experience dilution of their ownership interests.

If we issue additional shares of our Common Stock or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, existing Public Stockholders’ interests in New Cycurion will be diluted and investors may suffer dilution in their net book value per share of shares of Common Stock depending on the price at which such securities are sold.

Even if we consummate the Business Combination, the Public Warrants may never be in the money, and they may expire worthless.

The exercise price for our warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of our warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Equiniti Trust Company, LLC, as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any Placement Warrants held by the Sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefore at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of its warrants.

The shares of Common Stock to be received by Western’s stockholders as a result of the Business Combination will have different rights from shares of Common Stock.

Following completion of the Business Combination, the Public Stockholders will no longer be stockholders of Western but will instead be stockholders of New Cycurion. There will be important differences between your current rights as a Western stockholder and your rights as a New Cycurion stockholder.

There is no guarantee that a stockholder’s decision whether to redeem their shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

Western can give no assurance as to the price at which a stockholder may be able to sell its Public Shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including this Business Combination, may cause an increase in New Cycurion’s share price, and may result in a lower value realized now for a stockholder redeeming their shares than a stockholder of New Cycurion might realize in the future. Similarly, if a stockholder does not redeem their shares, the stockholder will bear the risk of ownership of the Public Shares after the consummation of any initial business combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price set forth in this proxy statement. A stockholder should consult the stockholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

If Western’s stockholders fail to comply with the redemption requirements specified in this proxy statement they will not be entitled to redeem their shares of Western common stock for a pro rata portion of the funds held in the Trust Account.

In order to exercise their redemption rights, Western’s Public Stockholders are required to submit a request in writing and deliver their stock (either physically or electronically) to Western’s transfer agent at least two business days prior to the Special Meeting. Stockholders electing to redeem their shares will receive their pro rata portion of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to it to pay Western’s taxes and up to $100,000 of interest to pay dissolution expenses, calculated as of two business days prior to the anticipated consummation of the Business Combination.

Western’s Public Stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline.

Western’s Public Stockholders who wish to redeem their shares for a pro rata portion of the Trust Account must, among other things, tender their certificates to Western’s transfer agent or deliver their shares to the transfer agent electronically through the DTC at least two business days prior to the Special Meeting. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and Western’s transfer agent will need to act to facilitate this request. It is Western’s understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because Western does not have any control over this process or over the brokers, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

The ability to execute New Cycurion’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Business Combination.

In the event that the aggregate cash consideration Western would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement exceeds the aggregate amount of cash available to Western, New Cycurion may be required to increase the financial leverage its business would have to support. This may negatively impact New Cycurion’s ability to execute on its own future strategic plan.

In the event that a significant number of Public Shares are redeemed, our Common Stock may become less liquid following the Business Combination.

If a significant number of Public Shares are redeemed, Western may be left with a significantly smaller number of stockholders. As a result, trading in the shares of New Cycurion may be limited and your ability to sell your shares in the market could be adversely affected. New Cycurion intends to apply to list its shares on Nasdaq, and Nasdaq may not list the Common Stock on its exchange, which could limit investors’ ability to make transactions in New Cycurion’s securities and subject New Cycurion to additional trading restrictions.

Going public through a merger rather than an underwritten offering presents risks to unaffiliated investors. Subsequent to completion of the Business Combination, New Cycurion may be required to take write-downs or write-offs, restructure its operations, or take impairment or other charges, any of which that could have a significant negative effect on New Cycurion’s financial condition, results of operations and the Common Stock price, which could cause you to lose some or all of your investment.

Going public through a merger rather than an underwritten offering, as Cycurion is seeking to do through the Business Combination, presents risks to unaffiliated investors. Such risks include the absence of a due diligence investigation conducted by an underwriter that would be subject to liability for any material misstatements or omissions in a registration statement. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the business plan and any underlying financial assumptions. Because New Cycurion will become a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of Common Stock of New Cycurion, and, accordingly, the New Cycurion’s stockholders (including Western’s public stockholders) will not have the benefit of an independent review and due diligence investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Although Western has conducted due diligence on Cycurion’s business, Western cannot assure you that this due diligence has identified all material issues that may be present in Cycurion’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Cycurion’s business and outside of Western’s and Cycurion’s control will not later arise. As a result of these factors, New Cycurion may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Further, although Western performed a due diligence review and investigation of Cycurion in connection with the Business Combination, Western has different incentives and objectives in the Business Combination than an underwriter would in a traditional initial public offering, and therefore Western’s due diligence review and investigation should not be viewed as equivalent to the review and investigation that an underwriter would be expected to conduct. Even if Western’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Western’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on New Cycurion’s liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about New Cycurion or its securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing thereafter. Accordingly, any Western stockholders or warrant holders who choose to remain stockholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. These stockholders or warrant holders are unlikely to have a remedy for the reduction in value.

In addition, because New Cycurion will not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or may be less likely to provide, coverage of New Cycurion. Investment banks may also be less likely to agree to underwrite securities offerings on behalf of New Cycurion than they might if New Cycurion became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with New Cycurion as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for New Cycurion’s Common Stock could have an adverse effect on the New Cycurion’s ability to develop a liquid market for the Common Stock.

There is a risk that the new 1% U.S. federal excise tax may be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 became law, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a business combination or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by New Cycurion and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined; however, we will not use the funds held in the Trust Account or any additional amounts deposited into the Trust Account, as well as any interest earned thereon, to pay the excise tax. Additionally, we expect to either fully liquidate or consummate an initial business combination by July 11, 2024, and therefore do not expect to be subject to the excise tax. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could reduce the amount of cash available to pay redemptions or reduce the cash available to Cycurion and New Cycurion in connection with the Business Combination, which could cause the remaining stockholders of New Cycurion to economically bear the impact of any such excise tax.

In connection with special meetings of Western’s stockholders, held on January 6, 2023, July 9, 2023 and January 9, 2024, the Western stockholders elected to redeem 11,225,733 Public Shares and to extend the Company’s business combination period. The 11,225,733 Public Shares redeemed in connection with the extensions represented approximately 97.6% of the total shares of Western common stock outstanding following Western’s IPO. If Western does not close the Business Combination with the issuance of sufficient “offset” shares of its capital stock, it is likely to incur a 1% excise tax on such redemptions.

Additionally, Western expects that the redemptions would likely be offset by the shares of the Company’s common stock and shares of Preferred Stock expected to be issued at the Closing of the Business Combination.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants are each traded on the Nasdaq Global Market (“NASDAQ”) under the symbols “WAVSU,” “WAVS,” and “WAVSW,” respectively. On January 12, 2022, our units began to trade on NASDAQ. On May 2, 2022, the shares of common stock and warrants comprising our units began to trade separately. Units not separated continue to be listed on NASDAQ. As of the date this annual report was filed, there was an aggregate of 3,525,267 shares of common stock issued and outstanding.

Holders of Record

As of the date this annual report was filed, there was an aggregate of 3,525,267 shares of common stock issued and outstanding, which are held by our Sponsor Western Acquisition Ventures Sponsor LLC, Alliance Global Partners, our independent directors and other holders of record. We currently have approximately 29 non-public holders of our Common Stock held by three holders of record as of the date this annual report was filed. Our record holders do not count beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

ITEM 6.[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Proposed Business Combination

Business Combination

On November 21, 2022, the Company., WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Registrant (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant. There is no guarantee that a merger will take place.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company and in certain other limited circumstances, including if the Merger has not been consummated by July 11, 2024. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval and other conditions, as defined in the Merger Agreement are not met. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the year ended December 31, 2023 were organizational activities and the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net loss of $1,034,593. This consisted of $1,098,724 in professional fees, general and administrative expenses and franchise taxes, $72,824 of income tax expense and $235,095 of change in fair value of the forward purchase agreement, partially offset by $372,050 of interest income on marketable securities in the Trust Account.

For the year ended December 31, 2022, we had a net loss of $700,925. This consisted of $1,853,300 in professional fees and general and administrative expenses, $250,739 of income tax expense, and $163,296 of franchise tax expense offset by $1,566,410 of net gain on marketable securities in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2023, we had $8,651 in restricted cash available exclusively for payment of current tax liabilities. As of December 31, 2023, we had a working capital deficit of $3,187,882. The Company’s liquidity is to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the year ended December 31, 2023, net cash used in operating activities was $940,730, which is primarily due to a net loss of $1,034,593, change in fair value of forward purchase agreement of $235,095, interest income on marketable securities of $372,050, and changes in operating assets and liabilities of $230,818. Net cash provided by investing activities was $114,269,494 which was due to the withdrawal from the Trust Account to pay redeeming shareholders of $114,329,594 and $60,100 deposited into the Trust Account. Net cash used in financing activities was $114,129,594 which was due to the payment made for the redemption of shares of $114,329,594 and $200,000 in loan proceeds received from Cycurion.

For the year ended December 31, 2022, net cash used in operating activities was $1,318,432, which is primarily due to a net loss of $700,925, changes in working capital of $948,903, and gain on marketable securities of $1,566,410. Net cash used in investing activities was $115,625,000, which was due primarily to the proceeds of the IPO deposited into the Trust Account. Net cash provided by financing activities was $117,749,000, which was primarily due to the IPO proceeds and the proceeds from private placement.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1 to the financial statements included in this annual report on Form 10-K, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements.

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. No amounts were borrowed as of December 31, 2022. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024.

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

On January 22, 2024, the Company terminated this Forward Purchase Agreement.

Employment Agreements

On December 27, 2023, we entered into an employment agreement with James P. McCormick whereby the Company agreed to pay a total of $125,000 of total compensation annually, including $40,000 in cash and $85,000 in stock payment.

Critical Accounting Estimates

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-24 following Item 15, which comprise a portion of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the inadequate controls around account reconciliations and controls for the withdrawal of funds from the Trust Account and our internal controls and procedures were not effective regarding the financial reporting and procedures of certain operating expenses. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weaknesses by enhancing our control process around the withdrawals of funds from the Trust Account and enhancing our controls around procedures of recording certain operating expenses and their accruals. The elements of our remediation plans can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this annual report, our disclosure controls and procedures were not effective due to the inadequate controls around account reconciliations and controls for the withdrawal of funds from the Trust Account and our internal controls and procedures were not effective regarding the financial reporting and procedures of certain operating expenses.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors, and executive officers as of April 25, 2024, each of whom have served in the indicated role since our inception.

Name	Age	Position
James Patrick McCormick	57	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director
Ryan Selewicz	32	Director

For more information about our directors and executive officers, please see the information above under the section labeled “Our Management Team.”

Each of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire prior board of directors, resigned effective December 28, 2023, as reported on Current Report on Form 8-K dated January 3, 2024. For more information about our prior directors and officers, please see the information in our Form 10-K filed with the SEC on March 31, 2023 for the year ended December 31, 2022.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

The Board met six times and acted by written consent once, and the Audit Committee acted by written consent one time. Neither the Nominating Committee nor the Compensation Committee met in 2023. All meetings were via videoconference. Every director attended more than 75% of the meetings for the Board or committee of which such director was a member.

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

Board Committees

The Board has a standing audit committee, nominating committee, and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee, and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on October 20, 2021, and is available on our website at westernacquisitionventures.com. The information on our website, however, is not, and should not be deemed to be a part of this annual report.

Audit Committee

The Audit Committee is comprised of Mr. McCormick and Mr. Selewicz as members, and Mr. McCormick is the chair and audit committee financial expert as such term is used in Item 407(d) of Regulation S-K. Mr. Selewicz is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. The audit committee’s duties, which are specified in the Audit Committee’s Charter, include, but are not limited to:

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

Nominating Committee

The Nominating Committee is comprised of Mr. Selewicz as its sole member. Each member is an independent director under the Nasdaq listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers, and others.

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

Compensation Committee

The Compensation Committee is comprised of Mr. McCormick and Mr. Selewicz as chair. Mr. Selewicz is an independent director under the Nasdaq listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

On March 11, 2024, the Company received the Second Letter from the Staff stating that due to the resignations of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire board of directors of the Company, effective December 27, 2023, which was previously reported in a current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024, the Company no longer complies with Nasdaq's Majority Independent Board rule, its Audit Committee Rule, or its Compensation Committee Rule as set forth in Listing Rule 5605 (b) (1). In accordance with Nasdaq Listing Rule 5605 (b) (1) (A), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier of the Company's next annual stockholders' meeting or December 28, 2024; or (ii) if the Company's next annual stockholders' meeting is held before June 25, 2024, then the Company must evidence compliance no later than June 25, 2024 (the "Cure Period"). If the Company fails to regain compliance within the Cure Period in connection with the Second Letter, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that its securities will be delisted. The Company is actively engaged in efforts to regain compliance with the requirements set forth in Nasdaq Listing Rule 5605 and plans to regain compliance within the Cure Period provided by Nasdaq.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest that may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business until the earlier of: (i) our consummation of our initial business combination, and (ii) July 11, 2024. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of an initial business combination opportunity that is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor their fiduciary or contractual obligations to present such an initial business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our initial business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

There were no other relevant pre-existing fiduciary or contractual obligations of our officers and directors as of the date this annual report was filed.

Each of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire prior board of directors, resigned effective December 28, 2023. For information regarding the pre-existing fiduciary duties or contractual obligations of our prior officers and directors, please see “Item 10. Directors, Executive Officers and Corporate Governance” in our Form 10-K filed on March 31, 2023 with the SEC for the year ended December 31, 2022.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect a record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of the date this annual report was filed on Form 10-K.

The following table presents the number of shares and percentage of our common stock beneficially owned as of December 31, 2023, unless otherwise noted, by each person, or group of persons, known to us who beneficially owns more than 5% of our capital stock, each named executive officer, each of our directors and all directors and executive officers as a group.

	Amount	Approximate
	and	Percentage of
	Nature of	Outstanding
	Beneficial	Shares of
Name and Address of Beneficial Owner(1)	Ownership(3)	Common Stock(2)
Western Acquisition Ventures Sponsor LLC (our sponsor)	2,125,000	60.3%
A.G.P./Alliance Global Partners(4)	750,000	21.3%
James P. McCormick (Director)	—	—
Ryan Selewicz (Director)	—	—
William Lischak (Former director)(5)	2,125,000	60.3%
All directors and executive officers as a group (six individuals)	2,125,000	60.3%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 42 Broadway, 12th Floor, New York, New York 10004.
(2)	Percentages shows are based on 3,525,267 shares of common stock issued and outstanding as of the date this annual report was filed.

(3)	Interests shown include of founders shares, classified as common stock, and shares issued with the private placement units, as well as public shares.

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

(5)

With respect to before the offering, our Sponsor is the record holder of such shares. William Lischak, our former Chief Financial Officer, was the sole managing member of our Sponsor. As such, William Lischak has voting and investment discretion with respect to the founder shares held of record by our Sponsor and may be deemed to have shared beneficial ownership of the founder shares held directly by our Sponsor. William Lischak disclaimed beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

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

All of the insider shares issued and currently outstanding have been placed in escrow with Equiniti Trust Company, LLC, as escrow agent, until the earlier of: (A) one year after the date of the consummation of our initial business combination; or (B) the date on which we complete a liquidation, merger, stock exchange, or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities, or other properties. Notwithstanding the foregoing, all of the founder shares will be released from the escrow account if: (1) the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; or (2) if we complete a transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares for cash, securities or other property. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except: (1) to any persons (including their affiliates and stockholders) participating in the private placement of the Private Placement Units, officers, directors, stockholders, employees, and members of our initial stockholders and their affiliates; (2) amongst initial stockholders or their respective affiliates, or to our officers, directors, advisors, and employees; (3) if a holder is an entity, as a distribution to its partners, stockholders, or members upon its liquidation; (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes; (5) by virtue of the laws of descent and distribution upon death; (6) pursuant to a qualified domestic relations order; (7) by certain pledges to secure obligations incurred in connection with purchases of our securities; or (8) by private sales at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and the letter agreement. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except: (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation); (ii) to relatives and trusts for estate planning purposes; (iii) by virtue of the laws of descent and distribution upon death; (iv) pursuant to a qualified domestic relations order; (v) by certain pledges to secure obligations incurred in connection with purchases of our securities; (vi) by private sales made at or prior to the consummation of an initial business combination at prices no greater than the price at which the shares were originally purchased; or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect an initial business combination and liquidate the Trust Account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Our Sponsor purchased from us an aggregate of 376,000 units at $10.00 per unit for a total purchase price of $3,760,000. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. A portion of the proceeds of the private placement were added to the proceeds of the IPO and placed in a Trust Account in the United States maintained by Equiniti Trust Company, LLC, as trustee, in an amount such that, at the time of the closing of the IPO, $116,150,000 was being held in the Trust Account. The remainder of such proceeds are being held by us outside of the Trust Account and being used for working capital purposes.

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

Delinquent Section 16(a) Reports

Based on a review of Forms 3, 4, and 5 and amendments thereto filed electronically with the Commission during the fiscal year ended December 31, 2023, we are aware of no reports required by Section 16(a) of the Exchange Act that were not timely filed during such fiscal year. We received no written representation from any reporting person under Section 16(a) indicating that no Form 5 is required.

ITEM 11.EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

For the year ended December 31, 2023, no executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination, other than James P. McCormick. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2023, there were no Working Capital Loans outstanding.

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

The holders of our insider shares issued and outstanding on the date this annual report was filed, as well as the holders of the Private Warrants (and all underlying securities), are entitled to registration rights pursuant to the registration rights agreement, dated January 11, 2022. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. No amounts were borrowed as of December 31, 2022. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, other than the compensation to James P. McCormick, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

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

Ryan Selewiz is our independent director. We intend to add additional independent directors to the Board of Directors following the initial business combination.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with periodic filings. The aggregate fees of Marcum LLP for professional services rendered for the annual audited financial statements and quarterly reviewed financial statements and other required filings with the SEC for the years ended December 31, 2023 and 2022, totaled approximately $183,739 and $146,187, respectively. The amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 or 2022.

Tax Fees. We did not pay Marcum LLP for tax services, planning or advice for the years ended December 31, 2023, and 2022.

All Other Fees. During the years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by Marcum LLP, other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Form 10-K:
(1)	Financial statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Western Acquisition Ventures Corp. dated January 11, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022, as amended by Amendment No. 1, which was filed as Exhibit 3.1 to the January 12, 2023 Current Report on Form 8-K, as amended by Amendment No. 2, which was filed as Exhibit 3.1 to the July 13, 2023 Current Report on Form 8-K, as amended by Amendment No. 3, which was filed as Exhibit 3.1 to the January 11, 2024 Current Report on Form 8-K and as amended by Amendment No. 4, which was filed as Exhibit 3.1 to the April 12, 2024 Current Report on Form 8-K).

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

4.1

Warrant Agreement between the Company and Equiniti Trust Company LLC dated January 11, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

4.2

Form of Warrant Agreement between Equiniti Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

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

10.3

Investment Management Trust Agreement between the Company and Equiniti Trust Company, LLC dated January 11, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

10.4

Form of Investment Management Trust Agreement between Equiniti Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

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

10.9

Stock Escrow Agreement between the Company, Equiniti Trust Company, LLC and the initial stockholders dated January 11, 2022 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 14, 2022).

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

10.13

Amendment to Underwriting Agreement on Letter Agreement between the Company and A.G.P/Alliance Global Partners, dated November 7, 2022, which is described under the heading Business Combination Marketing Agreement on the Registration Statement on Form S-4 filed on February 13, 2023 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 31. 2022).

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

10.22

Forward Share Purchase Agreement entered into as of January 10, 2023, by and among the Company, Cycurion, Inc., Alpha Capital Anstalt is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 17, 2023.

10.23

Loan Agreement between Cycurion, Inc. and the Company, made and entered July 2023 in a transaction that closed on August 1, 2023 (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024).

10.24

Amendment No. 1 to Loan Agreement between Cycurion, Inc. and the Registrant, dated January 26, 2024 (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024).

10.25*	Amendment No. 2 to Loan Agreement between Cycurion, Inc. and the Registrant, dated April 4, 2024

10.26+

Employment Agreement between James P. McCormick and the Company dated December 27, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024).

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 20, 2021, as amended by Amendment No. 1 filed on December 1, 2021, as amended by Amendment No. 2 filed on January 5, 2022).

24.1	Power of Attorney, included on the signature page of this Annual Report.

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97.1*	Policy Regarding Recovery of Erroneously Awarded Compensation

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

+Employment Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN ACQUISITION VENTURES ACQUISITION CORP.

Dated: April 25, 2024	By:	/s/ James P. McCormick
	Name:	James P. McCormick
	Title:	Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. McCormick and Ryan Selewicz, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. McCormick	Chief Executive Officer, President Chief Financial Officer, Treasurer, Secretary and Director	April 25, 2024
(Principal Executive Officer and Principal Financial Officer)
/s/ Ryan Selewicz	Director	April 25, 2024

WESTERN ACQUISITION VENTURES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Western Acquisition Ventures Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Western Acquisition Ventures Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities on or before July 11, 2024. The Company entered into a merger agreement with a business combination target on November 21, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions.  There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to July 11, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 11, 2024, in the event that it is unable to complete a business combination by that date.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA

April 25, 2024

WESTERN ACQUISITION VENTURES CORP.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$—	$809,481
Restricted Cash	8,651	—
Due from Sponsor	99,961	—
Prepaid expenses and other assets	9,338	268,208
Total current assets	117,950	1,077,689

Prepaid expenses - non current	—	17,868
Investments held in Trust Account	3,293,966	117,191,410
TOTAL ASSETS	$3,411,916	$118,286,967
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,099,166	$829,440
Due to Trust Account	99,961	—
Loan payable	204,222	—
Derivative liability-Forward Purchase Agreement	665,116	—
Excise tax payable	1,143,296	—
Income tax payable	72,824	250,739
Franchise tax payable	21,247	163,200
Total liabilities	3,305,832	1,243,379

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 305,410 shares and 11,500,000 shares at redemption value of approximately $10.83 and $10.20 per share as of December 31, 2023 and 2022, respectively	3,308,364	117,299,975

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding (excluding 305,410 shares and 11,500,000 shares, respectively, subject to possible redemption) as of December 31, 2023 and 2022	324	324
Additional paid-in capital	—	1,605,560
Accumulated deficit	(3,202,604)	(1,862,271)
Total stockholders’ deficit	(3,202,280)	(256,387)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,411,916	$118,286,967

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
OPERATING EXPENSES
Professional fees and other expenses	$1,077,427	$1,853,300
Franchise tax	21,297	163,296
LOSS FROM OPERATIONS	(1,098,724)	(2,016,596)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	372,050	1,566,410
Change in fair value of forward purchase agreement	(235,095)	—
TOTAL LOSS BEFORE INCOME TAXES	(961,769)	(450,186)
Income Tax Expense	(72,824)	(250,739)
NET LOSS	$(1,034,593)	$(700,925)
Weighted average shares outstanding of Common Stock subject to possible redemption	842,606	11,058,904
Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.25)	$(0.05)
Weighted average shares outstanding of Common Stock not subject to possible redemption	3,251,000	3,236,578
Basic and diluted net loss per share, Common Stock not subject to possible redemption	$(0.25)	$(0.05)

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Total
	Common stock		Additional	Accumulated	stockholders’
	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2021	2,875,000	$287	$24,713	$(11,371)	$13,629
Sale of private placement units including over-allotment	376,000	37	3,759,963	—	3,760,000
Proceeds allocated to public warrants, net of offering costs	—	—	3,533,617	—	3,533,617
Accretion of Common Stock subject to possible redemption value	—	—	(5,712,733)	(1,149,975)	(6,862,708)
Net loss	—	—	—	(700,925)	(700,925)
Balance, December 31, 2022	3,251,000	324	1,605,560	(1,862,271)	(256,387)
Forward purchase agreement	—	—	(430,021)	—	(430,021)
Excise tax liability arising from redemption of shares	—	—	(1,094,366)	(48,930)	(1,143,296)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(81,173)	(256,810)	(337,983)
Net loss	—	—	—	(1,034,593)	(1,034,593)
Balance, December 31, 2023	3,251,000	$324	$—	$(3,202,604)	$(3,202,280)

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,034,593)	$(700,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(372,050)	(1,566,410)
Change in fair value of derivative liability – Forward Purchase Agreement	235,095	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	276,738	(286,076)
Accounts payable, accrued expenses and income tax payable	269,726	1,074,179
Income tax payable	(177,915)	—
Franchise tax payable	(141,953)	160,800
Interest accrued on loan payable	4,222	—
Net cash used in operating activities	(940,730)	(1,318,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(60,100)	(116,150,000)
Cash withdrawn from Trust Account in connection with redemption	114,329,594	—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	525,000
Net cash provided by (used in) investing activities	114,269,494	(115,625,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	—	114,500,000
Proceeds from private placement	—	3,760,000
Proceeds from loan payable	200,000	—
Redemption of Common Stock	(114,329,594)	—
Payment of Sponsor loan	—	(80,000)
Payment of offering costs	—	(431,000)
Net cash (used in) provided by financing activities	(114,129,594)	117,749,000

NET CHANGE IN CASH AND RESTRICTED CASH	(800,830)	805,568
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	809,481	3,913
CASH AND RESTRICTED CASH, END OF YEAR	$8,651	$809,481

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$250,739	$—

Supplemental disclosure of noncash activities:
Accrual of amount to be funded by Sponsor for overwithdrawal of Trust Account	$99,961	$—
Issuance of Forward Purchase Agreement	$430,021	$—
Excise tax liability arising from redemption of shares	$1,143,296	$—
Accretion of common stock subject to redemption value	$337,983	$6,862,708

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$809,481	$3,913
Restricted Cash – Beginning of Year	$—	$—
Cash and Restricted Cash – Beginning of Year	$809,481	$3,913
Cash – End of Year	$—	$809,481
Restricted Cash – End of Year	$8,651	$—
Cash and Restricted Cash – End of Year	$8,651	$809,481

The accompanying notes are an integral part of these financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through December 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

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

As of December 31, 2023, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company was to pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6). In connection with the Business Combination contemplated with Cycurion, A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

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

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (to be approximately $10.83 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

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

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

On January 6, 2023, the Company voted upon and approved a Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the “Amendment Agreements”). The Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination up to six times, each such extension for an additional one month period, from January 11, 2023 to July 11, 2023, upon payments to the Trust Account of $10,000 for each one-month extension. On July 9, 2023, the Company voted upon and approved a Second Charter Amendment to be filed with the Delaware Secretary of State and on the Trust Agreement Amendment (collectively known as the "Second Amendment Agreements"). The Second Amendment Agreements permit an extension of the date by which the Company has to consummate a business combination to January 11, 2024 upon the payment of a nominal fee of $100.

On January 9, 2024, the Company held a virtual special meeting of stockholders to vote on the proposals identified in the Proxy Statement for the Special Meeting. At the Special Meeting, the Company’s stockholders voted on a proposal to amend the Company’s Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination, such extension for an additional three (3)-month period, from January 11, 2024 through and including April 11, 2024, a proposal to amend the Company’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, LLC allowing the Company to extend the extended termination date by depositing into the Trust Account $100 and a proposal to direct the chairman of the Special Meeting to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if necessary, based upon the tabulated vote at the time of the Special Meeting. As a result of the virtual special meeting the Company’s stockholders elected to redeem an aggregate of 31,143 shares, each share valued at approximately $10.51 per share and totaling $327,375, which was removed from the Trust Account.

On April 10, 2024, the Company held a virtual special meeting of stockholders to vote on the proposals identified in the Proxy Statement for the Special Meeting. At the Special Meeting, the Company’s stockholders voted on a proposal to amend the Company’s Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination, such extension for an additional three (3)-month period, from April 11, 2024 through and including July 11, 2024, a proposal to amend the Company’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, LLC allowing the Company to extend the extended termination date by depositing into the Trust Account $100 and a proposal to direct the chairman of the Special Meeting to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting.

If the Company is unable to complete a Business Combination by July 11, 2024, the Company intends to: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay: (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve, and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As a consequence, on September 1, 2023 the Company applied for a listing with Nasdaq to be moved to the Nasdaq Capital Market, which requires MVLS of $35 million. On October 6, 2023, the Company was approved by Nasdaq to list its securities on the Nasdaq Capital Market and on October 11, 2023 Nasdaq confirmed that the Company is in compliance with listing requirements and has closed the matter.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the time to consummate a business combination (the “Combination Period”). However, since the Initial Stockholders acquired Public Shares in the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. A.G.P. has agreed to waive its rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who has executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account.

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

Business Combination Agreement

On November 21, 2022, the Company, WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant. There is no guarantee that a merger will take place.

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

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company, and in certain other limited circumstances, including if the Merger has not been consummated by July 11, 2024. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval, and other conditions, as defined in the Merger Agreement. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Liquidity and Capital Resources

As of December 31, 2023, we had $8,651 in restricted cash available exclusively for payment of current tax liabilities. As of December 31, 2023, we had a working capital deficit of $3,187,882. The Company’s liquidity is to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

Restricted Cash, Due from Sponsor and Due to Trust Account

In accordance with the Trust agreement, the Company is permitted to withdraw interest from the Trust Account to pay its tax obligations, including federal income taxes and state franchise taxes. During the year ended December 31, 2022, the Company withdrew $525,000 in interest from the Trust Account to settle its current tax obligations. However, during the year ended December 31, 2023, the Company identified that a $108,611 excess of interest was erroneously withdrawn from the Trust Account and was used for operating expenses during 2023, which is not a permitted use of the Trust funds per the trust agreement. As a result, the Company recorded a receivable due from the Sponsor and a related payable to the Trust for an amount of $99,961 as of December 31, 2023. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for operating expenses.  The balance of this withdrawal is included in restricted cash in the amount of $8,651 on the accompanying balance sheet, representing the amounts available exclusively for payment of current tax liabilities. The Sponsor has committed to funding the Company in a manner sufficient to fund the Company’s tax obligations and return any over withdrawal from the Trust Account, if any.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $809,481 in cash and did not have any cash equivalents as of December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company also had $8,651 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Investments Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,862,708
Common stock subject to possible redemption as of December 31, 2022	117,299,975
Less:
Redemption	(114,329,594)
Add:
Accretion of carrying value to redemption value	337,983
Common stock subject to possible redemption as of December 31, 2023	$3,308,364

As disclosed in Note 1, the Company identified during the year ended December 31, 2023 that an excess of $108,611 was erroneously withdrawn from the interest earned in the Trust Account for operating expenses. As of December 31, 2023, the Company recorded a receivable due from the Sponsor to reimburse the Trust Account for these funds used for operating expenses.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of direct costs incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. As of December 31, 2023 and 2022, the Company has zero deferred offering costs on the balance sheet, due to the IPO taking place in the first calendar quarter of the year ending December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Fair Value of Derivative Liabilities – Forward Purchase Agreement

The Company accounts for its Forward Purchase Agreement (“FPA”) (see Note 6) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using a Probability Weighted Expected Return Method (“PWERM”) and certain components of the FPA are valued under the Monte Carlo model (see note 9).

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

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and immaterial amounts were accrued for the payment of penalties for the years ended December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the years ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the years presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2023
	Common stock	Common stock not
	subject to	subject to possible
Basic and diluted net loss per share:	possible redemption	redemption
Numerator:
Allocation of net loss	$(212,955)	$(821,638)

Denominator:
Basic and diluted weighted average shares outstanding	842,606	3,251,000

Basic and diluted net loss per ordinary share	$(0.25)	$(0.25)

	For the Year Ended December 31, 2022
	Common stock	Common stock not
	subject to	subject to possible
Basic and diluted net loss per share:	possible redemption	redemption
Numerator:
Allocation of net loss	$(542,232)	$(158,693)

Denominator:
Basic and diluted weighted average shares outstanding	11,058,904	3,236,578

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. No amounts were borrowed as of December 31, 2022. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2023 and 2022, there were no Working Capital Loans outstanding.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

On January 22, 2024, the Company terminated this Forward Purchase Agreement.

Employment Agreements

On December 27, 2023, we entered into an employment agreement with James P. McCormick whereby the Company agreed to pay a total of $125,000 of total compensation annually, including $40,000 in cash and $85,000 in stock payment.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Simultaneously with the BC Closing, WAVS shall transfer into an escrow account for the benefit of Alpha (the “Escrow Account”) with Equiniti Trust Company (the “Escrow Agent”), subject to the terms of a customary written escrow agreement (the “Escrow Agreement”) to be entered into on or prior to the BC Closing, an amount equal to the Shares Purchase Price multiplied by the number of Shares held by Alpha as of the closing of the Business Combination (the “Escrowed Funds”). The Escrow Agreement shall irrevocably cause the Escrow Agent to release from the Escrow Account the aggregate Shares Purchase Price on the Put Date, and the additional payments to be made to Alpha described below, if applicable.

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

The Company accounts for its Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and Recycled Shares of the FPA are valued under the Monte Carlo model. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of December 31, 2023 was $665,116, which resulted in a change in fair value of the Forward Purchase Agreement of $235,095, which is recorded in the statements of operations for the year ended December 31, 2023 (See Note 9).

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company’s stockholders have redeemed a total of 11,194,590 shares of Common Stock resulting in $1,143,296 of excise tax liability, calculated as 1% of the value of the shares redeemed.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 305,410 shares and 11,500,000 shares of common stock subject to possible redemption, respectively, at December 31, 2023 and 2022.)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of December 31, 2023 and, 2022, there were 11,500,000 Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

Private Placement Warrants— As of December 31, 2023 and 2022, there were 376,000 Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On May 2, 2022, the Company issued a press release, announcing that separate trading of shares of the Common Stock and Warrants comprising the Units has commenced. Any Units not separated will continue to trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “WAVSU.” The Common Stock and Warrants will separately trade on Nasdaq under the symbols “WAVS” and “WAVSW,” respectively.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Startup/Organization Expenses	$549,352	$347,666
Total deferred tax assets (liability)	549,352	347,666
Valuation Allowance	(549,352)	(347,666)
Deferred tax assets (liability)	$—	$—

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$72,824	$250,739
Deferred	(201,686)	(345,278)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	201,686	345,278

Income tax provision	$72,824	$250,739

As of December 31, 2023 and 2022, the Company had $0 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets (liability) will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income, and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $201,686. For the year ended December 31, 2022, the change in the valuation allowance was $345,278. During the years ended December 31, 2023 and 2022, the Company had tax penalties regarding Delaware Franchise Tax for $250 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of forward purchase agreement	(5.13)%	0.0%
Transaction costs allocated to warrants	(2.46)%	0.0%
Change in fair value of over-allotment option liability	0.0%	0.0%
Fines and penalties	(0.01)%	0.0%
Valuation allowance	(20.97)%	(76.5)%
Income tax provision	(7.57)%	(55.5)%

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,293,966	$3,293,966	$—	$—
Liabilities:
Derivative Liability - Forward Purchase Agreement	$665,116	$—	$—	$665,116

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$117,191,410	$117,191,410	$—	$—

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

The FPA is valued using PWERM and Reset Pricing and counterparty sales of Recycled Shares was modeled using a Monte Carlo simulation based on the stock price, settlement timing and market implied volatility. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the FPA liability is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the FPA. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the FPA. The expected life of the FPA is assumed to be equivalent to its remaining contractual term. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of December 31, 2023 was $665,116, which resulted in a change in fair value of the Forward Purchase Agreement of $235,095 for the year ended December 31, 2023.

The key inputs of the models used to value the Company’s FPA were as follows:

	Initial Measurement Date of
Input	January 10, 2023	December 31, 2023
Risk-free interest rate	4.63%	4.94%
Remaining life (Yrs.)	1.72	1.34
Expected volatility	3.73%	—%
Redemption Price	$—	$10.83
Stock Price	$10.48	$10.86

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the year ended December 31, 2023:

Forward Purchase
Agreement
Fair value as of January 1, 2023	$—
Initial measurement on January 10, 2023 – Issuance	430,021
Change in Fair Value	235,095
Fair value as of December 31, 2023	$665,116

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below and earlier, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 22, 2024, the Company and Alpha terminated the Forward Purchase Agreement without payment or other liability on the part of any party.

On February 6, 2024, the Company received a notification letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(4) (the “First Letter”). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under Nasdaq Listing Rules, the Company had 45 calendar days, or until March 22, 2024, to provide Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of the plan. On March 22, 2024, the Company submitted its compliance plan with Nasdaq in connection with the First Letter. If Nasdaq does not accept the Company’s plan to achieve compliance, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. The Company is evaluating various courses of action to achieve compliance with the minimum publicly held shares continued listing standard.

On March 11, 2024, the Company received a letter from the Staff stating that due to the resignations of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire board of directors of the Company, effective December 27, 2023, which was previously reported in a current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024, the Company no longer complies with Nasdaq’s Majority Independent Board rule, its Audit Committee Rule, or its Compensation Committee Rule as set forth in Listing Rule 5605(b)(1) (the “Second Letter”). In accordance with Nasdaq Listing Rule 5605(b)(1)(A),

WESTERN ACQUISITION VENTURES CORP.

NOTES TO FINANCIAL STATEMENTS

Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier of the Company’s next annual stockholders’ meeting or December 28, 2024; or (ii) if the Company’s next annual stockholders’ meeting is held before June 25, 2024, then the Company must evidence compliance no later than June 25, 2024 (the “Cure Period”). If the Company fails to regain compliance within the Cure Period in connection with the Second Letter, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that its securities will be delisted. The Company is actively engaged in efforts to regain compliance with the requirements set forth in Nasdaq Listing Rule 5605 and plans to regain compliance within the Cure Period provided by Nasdaq.

On April 11, 2024, Cycurion and certain private investors entered into agreements to acquire (i) shares of Series B Preferred Stock of Cycurion and (ii) Series B Warrants to purchase Cycurion common stock, which, in accordance with a securities purchase agreement and an exchange agreement among Cycurion and other parties thereto to be dated prior to the effective date of the Company’s registration statement on Form S-4, will be exchanged as of the effective time of the merger between the Company and Cycurion pursuant to the Merger Agreement for securities of the Company following the merger in the same form and on the same terms as the Cycurion Series B Preferred Stock and Series B Warrants (the “Series B Capital Raise”).

As a result of the Series B Capital Raise mentioned above, the Company received $254,269 into its operating bank account to be used for working capital expenses and tax obligations. As discussed in Note 1, the Company identified that a $108,611 excess of interest was erroneously withdrawn from the Trust Account and a portion was used for operating expenses during the year ended December 31, 2023, which is not a permitted use of the Trust funds per the trust agreement. As of December 31, 2023, the Company has restricted cash of $8,651 and a receivable from the Sponsor of $99,961. The Company intends to deposit $99,961 back into the Trust Account, or use the $99,961 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.