Form 10-Q
period 2024-03-31
Western Acquisition Ventures Corp.
filed 2024-07-31
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of July 30, 2024, 3,525,267 shares of the registrant’s common stock were outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 26, 2024 (the “2023 Annual Report”), and our subsequent reports, including this Report and Current Reports on Form 8-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws or if management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Restricted Cash	$1,008	$8,651
Due from Sponsor	107,461	99,961
Prepaid expenses and other assets	—	9,338
Total current assets	108,469	117,950

Investments held in Trust Account	2,966,591	3,293,966
TOTAL ASSETS	$3,075,060	$3,411,916
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,218,171	$1,099,166
Due to Trust Account	107,461	99,961
Loan payable	307,972	204,222
Derivative liability-Forward Purchase Agreement	—	665,116
Excise tax payable	1,146,570	1,143,296
Income tax payable	85,324	72,824
Franchise tax payable	25,747	21,247
Total liabilities	2,891,245	3,305,832

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 274,267 and 305,410 shares at redemption value of approximately $10.80 and $10.83 per share as of March 31, 2024 and December 31, 2023, respectively	2,963,989	3,308,364

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding (excluding 274,267 and 305,410 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	324	324
Additional paid-in capital	—	—
Accumulated deficit	(2,780,498)	(3,202,604)
Total stockholders’ deficit	(2,780,174)	(3,202,280)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,075,060	$3,411,916

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
OPERATING EXPENSES
Professional fees and other expenses	$(252,236)	$(355,419)
Franchise tax	(4,500)	(11,050)
LOSS FROM OPERATIONS	(256,736)	(366,469)
Other income (expense):
Interest earned and unrealized loss on marketable securities held in Trust Account	—	189,160
Change in fair value of forward purchase agreement	665,116	43,101
TOTAL INCOME (LOSS) BEFORE INCOME TAXES	408,380	(134,208)
Income Tax Expense	—	(37,403)
NET INCOME (LOSS)	$408,380	$(171,611)
Weighted average shares outstanding of Common Stock subject to possible redemption	282,823	1,962,419
Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.12	$(0.03)
Weighted average shares outstanding of Common Stock not subject to possible redemption	3,251,000	3,251,000
Basic and diluted net income (loss) per share, Common Stock not subject to possible redemption	$0.12	$(0.03)

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2023	3,251,000	$324	$—	$(3,202,604)	$(3,202,280)
Excise tax liability arising from redemption of Class A shares	—	—	—	(3,274)	(3,274)
Reduction of carrying value to redemption value due to tax	—	—	—	17,000	17,000
Net income	—	—	—	408,380	408,380
Balance March 31, 2024	3,251,000	$324	$—	$(2,780,498)	$(2,780,174)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2022	3,251,000	$324	$1,605,560	$(1,862,271)	$(256,387)
Forward purchase agreement	—	—	(430,021)	—	(430,021)
Excise tax liability arising from redemption of shares	—	—	(1,094,366)	—	(1,094,366)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(81,173)	(89,488)	(170,661)
Net loss	—	—	—	(171,611)	(171,611)
Balance March 31, 2023	3,251,000	$324	$—	$(2,123,370)	$(2,123,046)

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$408,380	$(171,611)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned and unrealized loss on marketable securities held in Trust Account	—	(189,160)
Change in fair value of derivative liability – Forward Purchase Agreement	(665,116)	(43,101)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9,338	13,633
Accounts payable, accrued expenses and income tax payable	119,005	149,264
Income Tax Payable	12,500	—
Franchise tax payable	4,500	(152,200)
Interest on loan payable	3,750	—
Net cash used in operating activities	(107,643)	(393,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(30,000)
Cash withdrawn from Trust Account in connection with redemption	327,375	109,436,586
Net cash provided by investing activities	327,375	109,406,586

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans outstanding	100,000	—
Redemption of Common Stock	(327,375)	(109,436,586)
Net cash used in financing activities	(227,375)	(109,436,586)

NET CHANGE IN CASH	(7,643)	(423,175)
CASH, BEGINNING OF PERIOD	8,651	809,481
CASH, END OF PERIOD	$1,008	$386,306

Supplemental disclosure of noncash activities:
Issuance of Forward Purchase Agreement	$—	$430,021
Excise tax liability arising from redemption of shares	$3,274	$1,094,366
Accretion of common stock subject to redemption value	$—	$170,661
Reduction of common stock subject to redemption value due to tax	$(17,000)	$—

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$—	$809,481
Restricted Cash – Beginning of Year	$8,651	$—
Cash and Restricted Cash – Beginning of Year	$8,651	$809,481
Cash – End of Year	$—	$386,306
Restricted Cash – End of Year	$1,008	$—
Cash and Restricted Cash – End of Year	$1,008	$386,306

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through March 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

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

As of March 31, 2024, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company was to pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6). In connection with the Business Combination contemplated with Cycurion Inc. (“Cycurion”), A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

On March 11, 2024, the Company received a letter from the Staff stating that due to the resignations of Stephen Christoffersen, William Lischak, Ade Okunabi, Robin Smith and Adam Stern, constituting the entire board of directors of the Company, effective December 27, 2023, which was previously reported in a current report on Form 8-K filed with the SEC on January 3, 2024, the Company no longer complies with Nasdaq’s Majority Independent Board rule, its Audit Committee Rule, or its Compensation Committee Rule as set forth in Listing Rule 5605(b)(1) (the “Second Letter”). In accordance with Nasdaq Listing Rule 5605(b)(1)(A), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier of the Company’s next annual stockholders’ meeting or December 28, 2024; or (ii) if the Company’s next annual stockholders’ meeting is held before June 25, 2024, then the Company must evidence compliance no later than June 25, 2024 (the “Cure Period”). If the Company fails to regain compliance within the Cure Period in connection with the Second Letter, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that its securities will be delisted. The Company is actively engaged in efforts to regain compliance with the requirements set forth in Nasdaq Listing Rule 5605 and plans to regain compliance within the Cure Period provided by Nasdaq.

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

As a result of the Series B Capital Raise mentioned above, the Company received $254,269 into its operating bank account to be used for working capital expenses and tax obligations. As discussed above, the Company identified that a $108,611 excess of interest was erroneously withdrawn from the Trust Account and a portion was used for operating expenses during the three months ended March 31, 2024, which is not a permitted use of the Trust funds per the trust agreement. As of March 31, 2024, the Company has restricted cash of $1,008 and a receivable from the Sponsor of $107,461. The Company intends to deposit $107,461 back into the Trust Account, or use the $107,461 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

On July 2, 2024, the Company held a virtual special meeting of stockholders to vote on the proposals identified in the Proxy Statement for the Special Meeting. At the Special Meeting, the Company’s stockholders voted on a proposal to amend the Company’s Certificate of Incorporation, to extend the date by which the Company has to consummate a business combination, such extension for an additional three (3)-month period, from July 11, 2024 through and including October 11, 2024, a proposal to amend the Company’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, LLC allowing the Company to extend the extended termination date by depositing into the Trust Account $100 and a proposal to direct the chairman of the Special Meeting to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting.

If the Company is unable to complete a Business Combination by October 11, 2024, the Company intends to: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay: (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve, and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On April 26, 2024, the Parties amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) to amend, among other things, certain economic terms at the closing of the Business Combination and the Termination Date to complete the Business Combination, from December 31, 2023 to December 31, 2024.

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

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had $1,008 and $8,651 in restricted cash available exclusively for payment of current tax liabilities. As of March 31, 2024, we had a working capital deficit of $2,782,776. The Company’s liquidity is to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

Restricted Cash, Due from Sponsor and Due to Trust Account

In accordance with the Trust agreement, the Company is permitted to withdraw interest from the Trust Account to pay its tax obligations, including federal income taxes and state franchise taxes. During the year ended December 31, 2023, the Company identified that a $108,611 excess of interest was erroneously withdrawn from the Trust Account and was used for operating expenses during 2023, which is not a permitted use of the Trust funds per the trust agreement. During the three months ended March 31, 2024, the Company withdrew $525,000 in interest from the Trust Account to settle its current tax obligations. As a result, the Company recorded a receivable due from the Sponsor and a related payable to the Trust for an amount of $107,461 as of March 31, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for operating expenses. The balance of this withdrawal is included in restricted cash in the amount of $1,008 on the accompanying balance sheet, representing the amounts available exclusively for payment of current tax liabilities. The Sponsor has committed to funding the Company in a manner sufficient to fund the Company’s tax obligations and return any over withdrawal from the Trust Account, if any.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Form 10-K annual report filed by the Company with the SEC on April 26, 2024.

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

Use of Estimates

The preparation of the unaudited consolidated condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company also had $1,008 and $8,651 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of March 31, 2024 and December 31, 2023, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,862,708
Common stock subject to possible redemption as of December 31, 2022	117,299,975
Less:
Redemption	(114,329,594)
Add:
Accretion of carrying value to redemption value	337,983
Common stock subject to possible redemption as of December 31, 2023	$3,308,364
Less:
Redemption	(327,375)
Reduction of carrying value to redemption value due to tax	(17,000)
Common stock subject to possible redemption as of March 31, 2024	$2,963,989

As disclosed in Note 1, the Company identified during the three months ended March 31, 2024 that an excess of $108,611 was erroneously withdrawn from the interest earned in the Trust Account for operating expenses. As of March 31, 2024, the Company recorded a receivable due from the Sponsor to reimburse the Trust Account for these funds used for operating expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and immaterial amounts were accrued for the payment of penalties for period ended March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 376,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the years presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2024
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
	redemption	redemption
Basic and diluted net income per share:
Numerator:
Allocation of net income	$32,684	$375,696

Denominator:
Basic and diluted weighted average shares outstanding	282,823	3,251,000

Basic and diluted net income per ordinary share	$0.12	$0.12

	For the Three Months Ended March 31, 2023
	Common	Common
	stock	stock not
	subject to	subject to
	possible	possible
	redemption	redemption
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(64,597)	$(107,014)

Denominator:
Basic and diluted weighted average shares outstanding	1,962,419	3,251,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited consolidated condensed financial statements.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of March 31, 2024, the Company has borrowed $300,000 and accrued approximately $7,972 in interest. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024. On May 3, 2024, the Company and Cycurion amended the Promissory Note to increase its principal amount to $554,269. On July 2, 2024 the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or October 11, 2024.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

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

The Company accounts for its Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and Recycled Shares of the FPA are valued under the Monte Carlo model. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of March 31, 2024 was $0, which resulted in a change in fair value of the Forward Purchase Agreement of $665,116, which is recorded in the statements of operations for the three months ended March 31, 2024 (See Note 8).

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

As of March 31, 2024, the Company’s stockholders have redeemed a total of 11,225,733 shares of Common Stock resulting in $1,146,570 of excise tax liability, calculated as 1% of the value of the shares redeemed.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 274,267 and 305,410 shares of common stock subject to possible redemption, respectively, at March 31, 2024 and December 31, 2023.)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of March 31, 2024 and December 31, 2023, there were 11,500,000 Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Placement Warrants— As of March 31, 2024 and December 31, 2023, there were 376,000 Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$2,966,591	$2,966,591	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,293,966	$3,293,966	$—	$—
Liabilities:
Derivative Liability - Forward Purchase Agreement	$665,116	$—	$—	$665,116

The FPA is valued using PWERM and Reset Pricing and counterparty sales of Recycled Shares was modeled using a Monte Carlo simulation based on the stock price, settlement timing and market implied volatility. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the FPA liability is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the FPA. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the FPA. The expected life of the FPA is assumed to be equivalent to its remaining contractual term. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of March 31, 2024 was $0, which resulted in a change in fair value of the Forward Purchase Agreement of $665,116 for the three months ended March 31, 2024. On January 22, 2024, the Company terminated this Forward Purchase Agreement.

The key inputs of the models used to value the Company’s FPA were as follows:

	Initial Measurement Date of
Input	January 10, 2023	December 31, 2023
Risk-free interest rate	4.63%	4.94%
Remaining life (Yrs.)	1.72	1.34
Expected volatility	3.73%	—%
Redemption Price	$—	$10.83
Stock Price	$10.48	$10.86

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three months ended March 31, 2024:

Forward Purchase
Agreement
Fair value as of December 31, 2023	$665,116
Change in Fair Value	(665,116)
Fair value as of March 31, 2024	$—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated condensed financial statements were issued. Based upon this review, other than stated below and earlier, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024.

Subsequent to the approval by its stockholders of the Fourth Amendment (the “Fourth Charter Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company on April 10, 2024, the Company filed the Fourth Charter Amendment with the Delaware Secretary of State on April 10, 2024. The Fourth Charter Amendment extends the date by which the Company must consummate a business combination, from April 11, 2024 to July 11, 2024.

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

On April 26, 2024, the Parties amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) to amend, among other things, certain economic terms at the closing of the Business Combination and the Termination Date to complete the Business Combination, from December 31, 2023 to December 31, 2024.

On May 3, 2024, the Company and Cycurion amended the Promissory Note to increase its principal amount to $554,269.

On June 5, 2024, the Company received written notice (the “Nasdaq Letter”) from Nasdaq indicating that the Company is delinquent in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”), which may serve as an additional basis for the delisting of the Company’s securities from Nasdaq. The Company previously filed a Form 12b-25 with the SEC on May 14, 2024, disclosing that it was unable to file the Form 10-Q within the prescribed time period without unreasonable effort or expense. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the Notice to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). Pursuant to the Nasdaq Letter, following receipt of such plan, Nasdaq may grant an extension of up to 180 calendar days from the Form 10-Q’s due date, or until November 18, 2024, for the Company to regain compliance. The Company intends to take the necessary steps to regain compliance with Nasdaq’s listing rules and expects that, with the filing of this Form 10-Q, it has regained compliance with Nasdaq Listing Rule 5250(c)(1).

Subsequent to the approval by its stockholders of the Fifth Amendment (the “Fifth Charter Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company on July 2, 2024, the Company filed the Fifth Charter Amendment with the Delaware Secretary of State on July 2, 2024. The Fifth Charter Amendment extends the date by which the Company must consummate a business combination, from July 11, 2024 to October 11, 2024.

On July 2, 2024 the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or October 11, 2024.

On July 10, 2024, the Company dismissed its previous independent accounting firm, Marcum, and engaged WWC, as its independent auditor.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Report to “our,” “we,” “us” or the “Company” refer to Western Acquisition Ventures Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Western Acquisition Ventures Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and the notes related thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Forward Looking Statements” above and “Item 1A. Risk Factors” in our 2023 Annual Report.

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

On April 26, 2024, the Parties amended and restated the Business Combination Agreement (the “Amended and Restated Business Combination Agreement”) to amend, among other things, certain economic terms at the closing of the Business Combination and the Termination Date to complete the Business Combination, from December 31, 2023 to December 31, 2024.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company and in certain other limited circumstances, including if the Merger has not been consummated by October 11, 2024. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval and other conditions, as defined in the Merger Agreement are not met. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2024 were organizational activities and the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net income of $408,380. This consisted of $665,116 of change in fair value of the forward purchase agreement, offset by $256,736 in professional fees, general and administrative expenses and franchise taxes.

For the three months ended March 31, 2023, we had a net loss of $171,611. This consisted of $366,469 in professional fees, general and administrative expenses, income tax expense and franchise taxes offset by $189,160 of net gain on marketable securities in the Trust Account and $43,101 of change in fair value of the forward purchase agreement.

Liquidity and Capital Resources

As of March 31, 2024, we had $1,008 in restricted cash available exclusively for payment of current tax liabilities. As of March 31, 2024, we had a working capital deficit of $2,782,776. The Company’s liquidity is to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the three months ended March 31, 2024, net cash used in operating activities was $107,643, which is primarily due to a net income of $408,380, change in fair value of forward purchase agreement of $665,116 and changes in operating assets and liabilities of $149,093. Net cash provided by investing activities was $227,375 which was due to the withdrawal from the Trust Account in connection with redemption. Net cash used in financing activities was $327,375 which was due to the payment made for the redemption of shares and proceeds from loan payable of $100,000.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1 to the unaudited consolidated condensed financial statements included in this quarterly report on Form 10-Q, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements.

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

Off - Balance Sheet Financing Arrangements

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

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of March 31, 2024, the Company has borrowed $300,000 and accrued approximately $7,972 in interest. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024. On May 3, 2024, the Company and Cycurion amended the Promissory Note to increase its principal amount to $554,269. On July 2, 2024 the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or October 11, 2024.

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

The FPA provides that subject to conditions under the FPA on the date that is 12 months after the closing of the Business Combination (the “BC Closing”); provided that, Alpha, at Alpha’s sole discretion, may accelerate such date to any of six (6) months after the BC Closing and nine (9) months after the BC Closing by providing notice to WAVS of its election to so accelerate at least two (2) calendar days prior to such date (any such date, the “Put Date”), Alpha may elect to sell and transfer to WAVS up to that number of Shares that are then held by Alpha, but not to exceed 300,000 Shares in the aggregate at a price per Recycled Share equal to the Redemption Price (as defined in Section 9.2(a) of the Current Charter) (the “Shares Purchase Price”). The Put Date may be accelerated by Alpha if (i) the Shares are delisted from the New York Stock Exchange of NASDAQ, (ii) the Agreement is terminated for any reason after the date redemption requests are due in connection with the stockholder vote to approve the Business Combination, or (iii) during any 30 consecutive trading day period following the closing of the Business Combination, the VWAP Price (as defined below) for 20 trading days during such period shall be less than $3.00 per Share. For purposes of this Agreement, the “VWAP Price” per Share shall be determined for any trading day or any specified trading period using the Rule 10b-18 volume weighted average price per share of Common Stock as reported via a Bloomberg Terminal. The FPA also provides that WAV shall reimburse Alpha for all reasonable and necessary brokerage commissions incurred in connection with the Alpha’s acquisition of Shares, in an amount not to exceed $0.05 per Share and $0.02 per disposition of each Share (see Note 6 to the unaudited consolidated condensed financial statements).

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

Critical Accounting Estimates

Derivative liabilities - Forward Purchase Agreement

The Company accounts for its Forward Purchase Agreement (“FPA”) (see Note 6 to the unaudited consolidated condensed financial statements) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and certain components of the FPA are valued under the Monte Carlo model.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited consolidated condensed financial statements.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2023 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of March 31, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective. Previously, during the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and inadequate control for the accounting for certain accrued expenses as of December 31, 2023.

If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

We have identified material weaknesses in our internal control over financial reporting relating to our inadequate control for failure to timely file this Form 10-Q. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our inadequate control for failure to timely file this Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in our annual report filed on April 26, 2024 with the SEC on Form 10-K for the year ended December 31, 2023. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

See the Company’s registration statement on Form S-4, as amended, filed with the SEC on May 13, 2024, which is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

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

WESTERN ACQUISITION VENTURES CORP.

Date: July 30, 2024	/s/ James P. McCormick
James P. McCormick
Chief Executive Officer