Form 10-Q
period 2024-09-30
Western Acquisition Ventures Corp.
filed 2024-12-09
CIK 1868419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of December 9, 2024, 3,424,879 shares of the registrant’s common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. INTERIM CONDENSED FINANCIAL STATEMENTS

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Restricted Cash	$45,150	$8,651
Due from Cycurion- promissory note	185,000	—
Due from Sponsor	63,319	99,961
Prepaid expenses and other assets	20,250	9,338
Total current assets	313,719	117,950

Investments held in Trust Account	2,600,462	3,293,966
TOTAL ASSETS	$2,914,181	$3,411,916
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,852,546	$1,099,166
Due to Trust Account	63,319	99,961
Loan payable	576,175	204,222
Promissory note- related party	230,000	—
Advance from sponsor	76,000	—
Derivative liability-Forward Purchase Agreement	—	665,116
Excise tax payable	1,149,502	1,143,296
Income tax payable	12,500	72,824
Franchise tax payable	18,000	21,247
Total liabilities	3,978,042	3,305,832

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.0001 par value, 246,472 and 305,410 shares at redemption value of approximately $10.87 and $10.83 per share as of September 30, 2024 and December 31, 2023, respectively	2,678,431	3,308,364

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 3,251,000 shares issued and outstanding (excluding 246,472 and 305,410 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	324	324
Additional paid-in capital	119,521	—
Accumulated deficit	(3,862,137)	(3,202,604)
Total stockholders’ deficit	(3,742,292)	(3,202,280)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$2,914,181	$3,411,916

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
Professional fees and other expenses	$375,004	$(247,757)	$1,211,464	$(790,882)
Franchise tax	—	800	(3,247)	(21,250)
LOSS FROM OPERATIONS	(375,004)	(246,957)	(1,208,217)	(812,132)
Other (expense) income:
Interest earned and unrealized loss on marketable securities held in Trust Account	―	48,576	―	331,690
Change in fair value of forward purchase agreement	―	(45,239)	665,116	(212,503)
Expense related to Non-Redemption Agreement	—	—	(127,224)	—
TOTAL OTHER LOSS BEFORE TAXES	(375,004)	(243,620)	(670,325)	(692,945)
Income Tax Expense	―	(10,013)	—	(64,836)
NET LOSS	$(375,004)	$(253,633)	$(670,325)	$(757,781)
Weighted average shares outstanding of Common Stock subject to possible redemption	246,472	355,933	263,211	1,023,640
Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.11)	$(0.07)	$(0.19)	$(0.18)
Weighted average shares outstanding of Common Stock not subject to possible redemption	3,251,000	3,251,000	3,251,000	3,251,000
Basic and diluted net loss per share, Common Stock not subject to possible redemption	$(0.11)	$(0.07)	$(0.19)	$(0.18)

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2023	3,251,000	$324	$—	$(3,202,604)	$(3,202,280)
Excise tax liability arising from redemption of Class A shares	—	—	—	(3,274)	(3,274)
Reduction of carrying value to redemption value due to tax	—	—	—	17,000	17,000
Net income	—	—	—	408,380	408,380
Balance March 30, 2024	3,251,000	$324	$—	$(2,780,498)	$(2,780,174)
Excise tax liability arising from redemption of Class A shares	—	—	―	(2,934)	(2,934)
Expense related to the Issuance of Non-Redemption agreements	—	—	127,224	―	127,224
Increase of carrying value to redemption value due to change in tax	—	—	(7,745)	―	(7,745)
Net loss	—	—	—	(703,701)	(703,701)
Balance June 30, 2024	3,251,000	$324	$119,479	$(3,487,133)	$(3,367,330)
Increase of carrying value to redemption value due to change in tax	—	—	42	―	42
Net loss	—	—	—	(375,004)	(375,004)
Balance September 30, 2024	3,251,000	$324	$119,521	$(3,862,137)	$(3,742,292)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance December 31, 2022	3,251,000	$324	$1,605,560	$(1,862,271)	$(256,387)
Forward purchase agreement	—	—	(430,021)	—	(430,021)
Excise tax liability arising from redemption of shares	—	—	(1,094,366)	—	(1,094,366)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	(81,173)	(89,488)	(170,661)
Net loss	—	—	—	(171,611)	(171,611)
Balance March 31, 2023	3,251,000	324	—	(2,123,370)	(2,123,046)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	―	(95,533)	(95,533)
Net loss	—	—	—	(332,537)	(332,537)
Balance June 30, 2023	3,251,000	324	—	(2,551,440)	(2,551,116)
Excise tax liability arising from redemption of Class A shares	—	—	—	(48,930)	(48,930)
Accretion of Common Stock subject to possible redemption to redemption value	—	—	—	(39,463)	(39,463)
Net loss	—	—	—	(253,633)	(253,633)
Balance September 30, 2023	3,251,000	$324	$—	$(2,893,466)	$(2,893,142)

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(670,325)	$(757,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned and unrealized loss on marketable securities held in Trust Account	—	(331,690)
Change in fair value of derivative liability – Forward Purchase Agreement	(665,116)	212,503
Expense related to the Issuance of Non-Redemption agreements	127,224	—
Changes in operating assets and liabilities:
Prepaid expenses	(10,912)	182,370
Accounts payable, accrued expenses and income tax payable	753,380	188,105
Income Tax Payable	(60,324)	—
Franchise tax payable	(3,247)	(142,000)
Interest on loan payable	17,684	1,694
Net cash used in operating activities	(511,636)	(646,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	72,866	—
Cash deposited to Trust Account	—	(60,100)
Cash paid in connection with Cycurion promissory note	(185,000)	—
Cash withdrawn from Trust Account in connection with redemption	620,636	114,329,594
Net cash provided by investing activities	508,502	114,269,494

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans outstanding	354,269	200,000
Proceeds from Sponsor Promissory Note	230,000	—
Proceeds from Sponsor Advance	76,000	—
Redemption of Common Stock	(620,636)	(114,329,594)
Net cash provided by (used in) financing activities	39,633	(114,129,594)

NET CHANGE IN CASH	36,499	(506,899)
CASH, BEGINNING OF PERIOD	8,651	809,481
CASH, END OF PERIOD	$45,150	$302,582

Supplemental disclosure of noncash activities:
Issuance of Forward Purchase Agreement	$—	$430,021
Excise tax liability arising from redemption of shares	$6,207	$1,143,296
Accretion of common stock subject to redemption value	$7,787	$305,657
Reduction of carrying value to redemption value due to tax	$17,000	$—
Cash paid in connection with Cycurion promissory note	$110,000	$—
Cash received from Sponsor Promissory Note	$110,000	$—

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$—	$—
Restricted Cash – Beginning of Year	$8,651	$—
Cash and Restricted Cash – Beginning of Year	$8,651	$—
Cash – End of Period	$—	$—
Restricted Cash – End of Period	$45,150	$—
Cash and Restricted Cash – End of Period	$45,150	$—

The accompanying notes are an integral part of these unaudited Consolidated Condensed financial statements.

WESTERN ACQUISITION VENTURES CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity from April 28, 2021 (inception) through September 30, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 11, 2022. On January 14, 2022, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2024, offering costs for the IPO amounted to $1,029,116, consisting of $500,000 of underwriting fees and $529,116 of other costs. The Company was to pay Alliance Global Partners (“A.G.P.”) a business combination marketing agreement fee in an amount equal to 4.5% of the gross proceeds of the IPO (an aggregate amount due to A.G.P of $5,175,000) if the Company is successful in completing a Business Combination from the amounts being held in the Trust Account (as defined below). If the Company is not successful in completing a Business Combination, A.G.P. will not be entitled to any of this fee (see Note 6). In connection with the Business Combination contemplated with Cycurion Inc. (“Cycurion”), A.G.P., and the Company amended the fee arrangement whereby rather than the cash fee described above, the Company will distribute 250,000 shares of common stock.

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

As a result of the Series B Capital Raise mentioned above, the Company received $254,269 into its operating bank account to be used for working capital expenses and tax obligations. As discussed above, during the three months ended March 31, 2024, the Company identified that a $108,611 excess of interest was erroneously withdrawn from the Trust Account and a portion was used for operating, which is not a permitted use of the Trust funds per the trust agreement. As of September 30, 2024, the Company has restricted cash of $45,150 and a receivable from the Sponsor of $63,319. The Company intends to deposit $63,319 back into the Trust Account or use the $63,319 (or a portion thereof) for tax obligations until a deposit is made into the trust on a future date.

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

On August 6, 2024, the Company, Sponsor and RiverNorth SPAC Arbitrage Fund, LP (the “RiverNorth”) entered into a non-redemption agreement whereby the Sponsor plans to transfer to RiverNorth 5,000 shares each month over the next three months for agreeing not to redeem the 99,800 that it currently holds prior to the business combination.

On September 6, 2024, the Company received written notice (the “Nasdaq Letter”) from Nasdaq indicating that the Company is delinquent in filing its Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Form 10-Q”), which may serve as an additional basis for the delisting of the Company’s securities from Nasdaq. The Company previously filed a Form 12b-25 with the SEC on August 14, 2024, disclosing that it was unable to file the Form 10-Q within the prescribed time period without unreasonable effort or expense. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the Notice to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). Pursuant to the Nasdaq Letter, following receipt of such plan, Nasdaq may grant an extension of up to 180 calendar days from the Form 10-Q’s due date, or until February 17, 2025, for the Company to regain compliance. The Company intends to take the necessary steps to regain compliance with Nasdaq’s listing rules and expects that, with the filing of this Form 10-Q, it has regained compliance with Nasdaq Listing Rule 5250(c)(1).

On September 20, 2024, Sponsor agreed to loan the Company $230,000 for certain transaction expenses related to the Business Combination. On the same day, the Company loaned Cycurion $185,000 for certain transaction expenses in connection with Cycurion’s consummation of the Business Combination.

If the Company is unable to complete a Business Combination by January 11, 2025, the Company intends to: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay: (a) its income and franchise taxes and (b) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve, and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Agreement

On September 21, 2022, the Company, WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), which will be formed at, or prior to, closing, Cycurion, Inc., a corporation organized under the laws of Ontario (“Cycurion”), and Emmit McHenry as Cycurion stockholders’ representation (the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which, among other things, Cycurion will be merged with the Merger Sub (the “Merger,” and together with the other transactions related thereto, the “Proposed Transactions”), with Cycurion surviving the Merger as a wholly-owned subsidiary of Registrant (the “Combined Company”). There is no guarantee that a merger will take place.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company, and in certain other limited circumstances, including if the Merger has not been consummated by January 11, 2025. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval, and other conditions, as defined in the Merger Agreement. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, we had $45,150 and $8,651 in restricted cash available exclusively for payment of current tax liabilities. As of September 30, 2024, we had a working capital deficit of $3,664,323. The Company’s liquidity is to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

Restricted Cash, Due from Sponsor and Due to Trust Account

In accordance with the Trust agreement, the Company is permitted to withdraw interest from the Trust Account to pay its tax obligations, including federal income taxes and state franchise taxes. During the year ended December 31, 2023, the Company identified that a $108,611 excess of interest was erroneously withdrawn from the Trust Account and was used for operating expenses during 2023, which is not a permitted use of the Trust funds per the trust agreement. During the nine months ended September 30, 2024, the Company withdrew $597,824, in interest from the Trust Account to settle its current tax obligations. As a result, the Company recorded a receivable due from the Sponsor and a related payable to the Trust for an amount of $63,319 as of September 30, 2024. The receivable reflects the amount due to be reimbursed to the Trust Account from the Sponsor for the funds used for operating expenses. The balance of this withdrawal is included in restricted cash in the amount of $45,150 on the accompanying balance sheet, representing the amounts available exclusively for payment of current tax liabilities. The Sponsor has committed to funding the Company in a manner sufficient to fund the Company’s tax obligations and return any over withdrawal from the Trust Account, if any.

Recent Developments

On July 2, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or October 11, 2024.

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

On August 6, 2024, the Company, Western Acquisition Ventures Sponsor, LLC (the “Sponsor”) and RiverNorth SPAC Arbitrage Fund, LP (the “RiverNorth”) entered into a non-redemption agreement whereby the Sponsor plans to transfer to RiverNorth 5,000 shares each month over the next three months for agreeing not to redeem the 99,800 that it currently holds prior to the business combination.

On September 6, 2024, the Company received written notice (the “Nasdaq Letter”) from Nasdaq indicating that the Company is delinquent in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Form 10-Q”), which may serve as an additional basis for the delisting of the Company’s securities from Nasdaq. The Company previously filed a Form 12b-25 with the SEC on August 14, 2024, disclosing that it was unable to file the Form 10-Q within the prescribed time period without unreasonable effort or expense. In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the Notice to submit a plan to regain compliance with the Nasdaq Listing Rule 5250(c)(1). Pursuant to the Nasdaq Letter, following receipt of such plan, Nasdaq may grant an extension of up to 180 calendar days from the Form 10-Q’s due date, or until February 17, 2025, for the Company to regain compliance. The Company regained compliance with Nasdaq’s listing rules by filing its Form 10-Q on September 30, 2024.

On September 24, 2024, Sponsor, including A.G.P., loaned the Company $230,000 for certain transaction expenses related to the Business Combination. On the same day, the Company loaned Cycurion $185,000 for certain transaction expenses in connection with Cycurion’s consummation of the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $45,150 in cash and did not have any cash equivalents as of September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, the Company also had $45,150 and $8,651 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of September 30, 2024 and December 31, 2023, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(3,565,000)
Issuance costs allocated to Public Shares	(997,733)
Plus:
Accretion of carrying value to redemption value	6,862,708
Common stock subject to possible redemption as of December 31, 2022	117,299,975
Less:
Redemption	(114,329,594)
Add:
Accretion of carrying value to redemption value	337,983
Common stock subject to possible redemption as of December 31, 2023	$3,308,364
Less:
Redemption	(327,375)
Reduction of carrying value to redemption value due to tax	(17,000)
Common stock subject to possible redemption as of March 31, 2024	$2,963,989
Less:
Redemption	(293,261)
Add:
Increase of carrying value to redemption value due to change in tax	7,745
Common stock subject to possible redemption as of June 30, 2024	$2,678,473
Less:
Increase of carrying value to redemption value due to change in tax	(42)
Common stock subject to possible redemption as of September 30, 2024	$2,678,431

As disclosed in Note 1, the Company identified during the three and nine months ended September 30, 2024 that an excess of $108,611 was erroneously withdrawn from the interest earned in the Trust Account for operating expenses. As of September 30, 2024, the Company recorded a receivable due from the Sponsor to reimburse the Trust Account for these funds used for operating expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and immaterial amounts were accrued for the payment of penalties for period ended September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding were reduced for the effect of an aggregate of 375,000 Founders Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Since the over-allotment was exercised, no forfeiture happened. The 11,876,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants (as defined in Note 4) to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the years presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Common	Common	Common	Common	Common	Common	Common	Common
	stock	stock not	stock	stock not	stock	stock not	stock	stock not
	subject to	subject to	subject to	subject to	subject to	subject to	subject to	subject to
	possible	possible	possible	possible	possible	possible	possible	possible
	redemption	redemption	redemption	redemption	redemption	redemption	redemption	redemption
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(26,427)	$(348,577)	$(25,029)	$(228,604)	$(50,207)	$(620,118)	$(181,464)	$(576,317)
Denominator:
Basic and diluted weighted average shares outstanding	246,472	3,251,000	355,933	3,251,000	263,211	3,251,000	1,023,640	3,251,000
Basic and diluted net loss per ordinary share	$(0.11)	$(0.11)	$(0.07)	$(0.07)	$(0.19)	$(0.19)	$(0.18)	$(0.18)

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

On September 20, 2024, the Company entered into a promissory note with the Sponsor for $230,000, pursuant to which the Company can borrow up to an aggregate principal amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. As of September 30, 2024, the Company had borrowed the full $230,000 and nothing was available for withdrawal. The Company deemed the interest on the loan to be immaterial and as such did not record any interest relating to the note as of September 30, 2024.

Loans Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of September 30, 2024, the Company has borrowed $554,269 and accrued approximately $21,906 in interest. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024. On May 3, 2024, the Company and Cycurion amended the Promissory Note to increase its principal amount to $554,269. On July 2, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or October 11, 2024. On October 9, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025.

Due from Cycurion

On September 20, 2024, the Company Cycurion entered into a promissory note with the Company for $185,000, pursuant to which the Cycurion can borrow up to an aggregate principal amount of $185,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or six months following the date of the promissory note. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to the Company. As of September 30, 2024, Cycurion had borrowed the full amount of $185,000 with no amounts available for withdrawal. The Company deemed the interest on the loan to be immaterial and as such did not record any interest relating to the note as of September 30, 2024.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

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

Business Combination Marketing Agreement

The Company entered into a business combination marketing agreement on January 11, 2022 with A.G.P. (the “Business Combination Marketing Agreement”) whereby A.G.P. is to act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company was to pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). The Business Combination Marketing Agreement will be terminated upon entry into the Advisory Agreement (described below).

Service Provider Agreements

The Company plans to enter into advisory agreements with certain of its service providers to fund its obligations in shares of common stock instead of cash.

Advisory Agreement with A.G.P. The Company plans to enter into an advisory agreement with A.G.P. (the “Advisory Agreement”), pursuant to which the Company shall pay A.G.P. a total transaction fee equal to $2,500,000 (the “Transaction Fee”) upon the closing of the Business Combination. The Transaction Fee will be payable in the form of preferred shares of the Combined Company that are convertible into 500,000 shares of the Combined Company’s common stock (such preferred shares or the common into which they convert, the “Transaction Fee Shares”), for a price per share of common stock equal to $5.00. A portion of the Transaction Fee Shares shall be subject to forfeiture back to the Company once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.

The Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Preferred Stock is converted into shares of the Combined Company’s common stock and (ii) three months from the Closing date (the “Lock-Up Termination Date”). After the Lock-Up Termination Date, A.G.P. may convert the Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.’s sales of Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Preferred Stock outstanding as of the closing is converted into shares of the Combined Company’s common stock.

Upon the execution of the Advisory Agreement, that certain Business Combination Marketing Agreement, dated January 11, 2022, between the Company and A.G.P. in which the Company and Cycurion shall cause the Combined Company to issue to A.G.P. 250,000 shares of common stock of the Combined Company in full satisfaction of the fees, shall be terminated and such shares of common stock extinguished in their entirety.

Other Service Providers. In addition, the Company entered into revised arrangements with certain of its service providers, under which the Company agrees to pay approximately $1.25 million of its obligations in shares of the Combined Company’s common stock, which will be issued at a price per share equal to $5.00, or total of 250,000 shares of the Combined Company; provided that once a given service provide has completed sales of its shares that generate sales proceeds (excluding commissions) equal to the amount owing to that service provider, its remaining shares shall be returned to the Combined Company.

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

The Company accounts for its Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40, under which the FPA does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the FPA as a liability at its fair value and adjusts the FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The FPA is valued using PWERM and Recycled Shares of the FPA are valued under the Monte Carlo model. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of September 30, 2024 was $0, which resulted in a change in fair value of the Forward Purchase Agreement of $0 and $665,116, which is recorded in the statements of operations for the three and nine months ended September 30, 2024, respectively. (See Note 8).

Non-Redemption Agreement

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

As of September 30, 2024, the Company’s stockholders have redeemed a total of 11,253,528 shares of Common Stock resulting in $1,149,502 of excise tax liability, calculated as 1% of the value of the shares redeemed.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 3,251,000 shares of common stock outstanding (comprised of 2,875,000 Founder Shares and 376,000 shares of common stock included in the sale of the Private Placement Units and excluding 246,472 and 305,410 shares of common stock subject to possible redemption, respectively, at September 30, 2024 and December 31, 2023.)

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Public Warrants — As of September 30, 2024 and December 31, 2023, there were 11,500,000 Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Placement Warrants— As of September 30, 2024 and December 31, 2023, there were 376,000 Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$2,600,462	$2,600,462	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,293,966	$3,293,966	$—	$—
Liabilities:
Derivative Liability - Forward Purchase Agreement	$665,116	$—	$—	$665,116

The FPA is valued using PWERM and Reset Pricing and counterparty sales of Recycled Shares was modeled using a Monte Carlo simulation based on the stock price, settlement timing and market implied volatility. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the FPA liability is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the FPA. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the FPA. The expected life of the FPA is assumed to be equivalent to its remaining contractual term. The initial fair value of the Forward Purchase Agreement as of January 10, 2023, was $430,021. The fair value of the Forward Purchase Agreement as of September 30, 2024 was $0, which resulted in a change in fair value of the Forward Purchase Agreement of $0 and $665,116 for the three and nine months ended September 30, 2024, respectively. On January 22, 2024, the Company terminated this Forward Purchase Agreement.

The key inputs of the models used to value the Company’s FPA were as follows:

	Initial Measurement Date of
Input	January 10, 2023	December 31, 2023
Risk-free interest rate	4.63%	4.94%
Remaining life (Yrs.)	1.72	1.34
Expected volatility	3.73%	—%
Redemption Price	$—	$10.83
Stock Price	$10.48	$10.86

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the nine months ended September 30, 2024:

Forward Purchase
Agreement
Fair value as of December 31, 2023	$665,116
Change in Fair Value	(665,116)
Fair value as of September 30, 2024	$—

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

On October 9, 2024, the Company, the Sponsor and RiverNorth entered into a non-redemption agreement whereby the Sponsor plans to transfer to RiverNorth 5,000 shares each month over the next three months for agreeing not to redeem the 99,800 that it currently holds prior to the business combination.

Subsequent to the approval by its stockholders of the Sixth Amendment (the “Sixth Charter Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company on October 9, 2024, the Company filed the Sixth Charter Amendment with the Delaware Secretary of State on October 9, 2024. The Sixth Charter Amendment extends the date by which the Company must consummate a business combination, from October 11, 2024 to January 11, 2025.

On October 9, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025.

On October 30, 2024, we entered into an amendment to the employment agreement with James P. McCormick whereby the Company agreed to pay total compensation of $200,000, including $40,000 in cash at the closing of the Business Combination and the remaining $160,000 in cash from the proceeds that the Company receives from any capital raising transaction following the closing of the Business Combination, including the proceeds from an ELOC to be entered into by and among the Company, Cycurion and the investors named therein; provided that the Company shall only be obligated to apply up to 15% of the proceeds from each capital raise until Mr. McCormick’s compensation of $200,000 has been paid in full.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger by mutual written consent of Cycurion, as applicable, and Company and in certain other limited circumstances, including if the Merger has not been consummated by January 11, 2025. Either the Company or Cycurion may also terminate the Merger Agreement if certain Proposals fail to receive the requisite vote for approval and other conditions, as defined in the Merger Agreement are not met. If the Merger Agreement is terminated, the Merger Agreement, and all above agreements, will become void, and there will be no liability under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2024 were organizational activities and the search for a prospective Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net loss of $375,004 This consisted of professional fees, general and administrative expenses and franchise taxes.

For the three months ended September 30, 2023, we had a net loss of $253,633. This consisted of $256,970 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $48,576 of interest income on marketable securities in the Trust Account and $45,239 of change in fair value of the forward purchase agreement.

For the nine months ended September 30, 2024, we had a net loss of $670,325. This consisted of $1,208,217 in professional fees, general and administrative expenses, income tax expense and franchise taxes, $127,224 of Expense related to Non-Redemption Agreement offset by $665,116 of change in fair value of the forward purchase agreement.

For the nine months ended September 30, 2023, we had a net loss of $757,781. This consisted of $876,968 in professional fees, general and administrative expenses, income tax expense and franchise taxes and $331,690 of interest income on marketable securities in the Trust Account and $212,503 of change in fair value of the forward purchase agreement.

Liquidity and Capital Resources

As of September 30, 2024, we had $45,150 in restricted cash available exclusively for payment of current tax liabilities. As of September 30, 2024, we had a working capital deficit of $3,664,323. The Company’s liquidity is to be satisfied through the proceeds from loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties held outside of the Trust Account. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

For the nine months ended September 30, 2024, net cash used in operating activities was $511,636, which is primarily due to a net loss of $670,325, change in fair value of forward purchase agreement of $665,116, expense related to the Issuance of non-redemption agreements of $127,224 and changes in operating assets and liabilities of $696,581. Net cash provided by investing activities was $508,502 which was due to the withdrawal from the Trust Account in connection with redemption of $620,636 and withdrawal from Trust Account to pay franchise and income taxes of $72,866, partially offset by $185,000 cash paid in connection with Cycurion promissory note. Net provided by financing activities was $39,633 which was due to the payment made for the redemption of shares of $620,636 offset by proceeds from loan payable of $354,269, proceeds from sponsor promissory note of $230,000 and proceeds from sponsor advance of $76,000.

For the nine months ended September 30, 2023, net cash used in operating activities was $646,799, which is primarily due to a net loss of $757,781, change in fair value of forward purchase agreement of $212,503, interest income on marketable securities of $331,690, and changes in operating assets and liabilities of $230,169. Net cash provided by investing activities was $114,269,494 which was due to the withdrawal from the Trust Account to pay redeeming shareholders of $114,329,594 and $60,100 deposited into the Trust Account. Net provided by financing activities was $114,129,594 which was due to the payment made for the redemption of shares of $114,329,594 offset by proceeds from loan payable of $200,000.

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

Business Combination Marketing Agreement

The Company entered into a business combination marketing agreement on January 11, 2022 with A.G.P. (the “Business Combination Marketing Agreement”) whereby A.G.P. is to act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company was to pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). The Business Combination Marketing Agreement will be terminated upon entry into the Advisory Agreement (described below).

Service Provider Agreements

The Company plans to enter into advisory agreements with certain of its service providers to fund its obligations in shares of common stock instead of cash.

Advisory Agreement with A.G.P. The Company plans to enter into an advisory agreement with A.G.P. (the “Advisory Agreement”), pursuant to which the Company shall pay A.G.P. a total transaction fee equal to $2,500,000 (the “Transaction Fee”) upon the closing of the Business Combination. The Transaction Fee will be payable in the form of preferred shares of the Combined Company that are convertible into 500,000 shares of the Combined Company’s common stock (such preferred shares or the common into which they convert, the “Transaction Fee Shares”), for a price per share of common stock equal to $5.00. A portion of the Transaction Fee Shares shall be subject to forfeiture back to the Company once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.

The Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Preferred Stock is converted into shares of the Combined Company’s common stock and (ii) three months from the Closing date (the “Lock-Up Termination Date”). After the Lock-Up Termination Date, A.G.P. may convert the Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.’s sales of Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Preferred Stock outstanding as of the closing is converted into shares of the Combined Company’s common stock.

Upon the execution of the Advisory Agreement, that certain Business Combination Marketing Agreement, dated January 11, 2022, between the Company and A.G.P. in which the Company and Cycurion shall cause the Combined Company to issue to A.G.P. 250,000 shares of common stock of the Combined Company in full satisfaction of the fees, shall be terminated and such shares of common stock extinguished in their entirety.

Other Service Providers. In addition, the Company entered into revised arrangements with certain of its service providers, under which the Company agrees to pay approximately $1.25 million of its obligations in shares of the Combined Company’s common stock, which will be issued at a price per share equal to $5.00, or total of 250,000 shares of the Combined Company; provided that once a given service provide has completed sales of its shares that generate sales proceeds (excluding commissions) equal to the amount owing to that service provider, its remaining shares shall be returned to the Combined Company.

Loan Payable

On July 27, 2023, the Company entered into a promissory note with Cycurion for $200,000, pursuant to which the Company can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion, or January 11, 2024. If the Company defaults on the loan, or the business combination does not occur, the Company will owe all principal and accrued interest thereto to Cycurion. Cycurion may not seek recourse against any money held in the Trust Account established pursuant the Borrower’s investment management trust agreement, dated as of January 11, 2022, as amended, by and between the Company and Equiniti Trust Company, nor any of the Company’s directors, officers, and any affiliate. As of September 30, 2024, the Company has borrowed $554,269 and accrued approximately $21,906 in interest. As of December 31, 2023, the Company has borrowed $200,000 and accrued approximately $4,222 in interest. On January 26, 2024, the Company and Cycurion amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024. On May 3, 2024, the Company and Cycurion amended the Promissory Note to increase its principal amount to $554,269. On July 2, 2024 the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025. On October 9, 2024, the Company and Cycurion amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025.

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

Change in Auditor

On July 10, 2024, the Company dismissed its previous independent accounting firm, Marcum LLP (“Marcum”), and engaged WWC, P.C. (“WWC”) as its independent auditor.

Before the engagement of WWC, the Company did not consult with WWC regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinion that might be rendered by WWC on the Company’s financial statements, and WWC did not provide any written or oral advice that was an important factor considered by WWC in reaching a decision as to any such accounting, auditing or financial reporting issue, and the Company did not consult with WWC regarding any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.

Marcum’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023 and December 31, 2022, as previously publicly disclosed, contained no adverse opinions or disclaimers of opinions and were not qualified or modified as to uncertainty, audit scope, or accounting principles (which contains an explanatory paragraph concerning Western’s ability to continue as a going concern, as described in Note 1 to the financial statements).

During the fiscal years ended December 31, 2023 and December 31, 2022, and the subsequent period through July 10, 2024, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in Marcum’s reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Marcum with a copy of the foregoing disclosure before its filing with the SEC and requested that Marcum furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter from Marcum dated July 12, 2024 is filed as Exhibit 16.1 to the Form 8-K filed with the SEC on July 15, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2023 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

As of September 30, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective. Previously, during the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and inadequate control for the accounting for certain accrued expenses as of December 31, 2023.

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

See the Company’s registration statement on Form S-4, as amended, filed with the SEC on November 1, 2024, which is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2024.

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

WESTERN ACQUISITION VENTURES CORP.

Date: December 9, 2024	/s/ James P. McCormick
James P. McCormick
Chief Executive Officer