Form 10-K
period 2024-12-31
Cycurion, Inc.
filed 2025-04-17
CIK 1868419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-41214

CYCURION, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3720717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Boro Place, Fourth Floor, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 341-6680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CYCU	The NASDAQ Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	CYCUW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $7,152,959 based on the last reported sales price of $11.00 on The Nasdaq Stock Market LLC.

The number of shares outstanding of the registrant’s common stock as of April 17, 2025 was 31,443,906.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K (“Annual Report”) are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, strategy, plans, intentions, or expectations or anticipated future results and other statements that are not historical facts. These statements are based on the current beliefs and assumptions of our management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding our business that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our clients; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; the implementation and effects of our restructuring plan; and other factors discussed in this report under the sections entitled “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

The forward-looking statements made by us in this report speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report, except as otherwise required by law. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views based upon information available to us as of the date of this report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

These statements include, but are not limited to, the following:

●	the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us;

●	the ability to maintain the listing of our securities on The Nasdaq Stock Market, and the potential liquidity and trading of our securities;

●	the risk of disruption to our current plans and operations;

●	the ability to recognize the anticipated benefits of our business and the recently closed de-SPAC transaction, which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;

●	costs related to our business;

●	changes in applicable laws or regulations;

●	our ability to meet its future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;

●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;

●	our ability to attract and retain qualified cybersecurity talent;

●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;

●	our ability to efficiently acquire customers and maintain high client retention rates;

●	our ability to attract and retain qualified key technology or management personnel and to expand our management team;

●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;

●	our ability to maintain existing license agreements;

●	our estimates regarding expenses, future revenue, capital requirements, and need for additional financing;

●	our ability to achieve and maintain profitability in the future;

●	our financial performance; and

●	other factors disclosed under the section entitled “Risk Factors” in this Annual Report.

●	The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of the other documents filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”). There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows and/or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

Risks Related to Our Business Generally

●	Cycurion has a limited operating history upon which you can evaluate our future business and prospects.

●	Cycurion has incurred net losses and cannot assure you that it will achieve or maintain profitable operations.

●	Cycurion’s level of indebtedness and debt service obligations could adversely affect its financial condition and make it more difficult for management to fund its operations.

●	Cycurion’s recurring losses, net working capital, and accumulated deficit resulting from substantial operating losses have raised substantial doubt regarding its ability to continue as a going concern.

●	We will require substantial additional funding in the future, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce, or cease our operations.

●	Cycurion’s ability to grow and compete in the future will be adversely affected if adequate capital is not available to it or not available on favorable terms.

●	If Cycurion does not continue to innovate and offer solutions and professional services that address the dynamic threat landscape, it may not remain competitive and its revenue and operating results could suffer.

●	Cycurion must continually enhance its training, existing solutions and technology tools and develop or acquire new solutions and tools, or it will lose clients and its competitive position will suffer.

●	As a cybersecurity provider, we are a target of cyber-attacks and other cyber risks that could adversely impact our reputation and operating results.

●	Future acquisitions could disrupt our business and harm our financial condition and operating results.

Risks Related to the SLG Assignment Agreement

●	We may fail to consummate some, or all of the assumptions contemplated by the SLG Assignment Agreement.

●	Due Diligence may not reveal all issues with respect to SLG.

●	We may incur significant unforeseen costs related to our possible assumption of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, that are the subject of the SLG Assignment Agreement.

●	There is no assurance that any or all the counterparties to the to-be-assigned SLG agreements, which, if we are able to assume, would result in our becoming the prime contractor thereunder, will permit such assignment by SLG and assumption by us.

●	There is no assurance that we will be able to integrate becoming the prime contractor under the to-be-assigned SLG agreements into our business model, which could then result in significant disruption to our business.

●	There is no assurance that the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, will perform as expected.

Risks Related to Securities Markets and Investments in Our Common Stock

●	Cycurion has no current plans to pay dividends on its shares of common stock.

●	Our common stock price may be volatile and as a result you could lose all or part of your investment.

●	Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of common stock.

●	We face risks related to compliance with corporate governance laws and financial reporting standards.

●	Nasdaq may delist our securities from trading on its exchange.

●	The market price of the Company’s shares of common stock is likely to be highly volatile, and you may lose some or all of your investment.

●	A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our common stock.

Risks Related to Operating as a Public Company

●	The Company’s management team has limited skills related to experience managing a public company.

●	Cycurion may incur significantly increased costs and devote substantial management time as a result of operating as a public company.

●	Certain recent public offerings of companies with public floats comparable to the public float of Cycurion have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. The Company may experience similar volatility, which may make it difficult for prospective investors to assess the value of its shares of common stock.

PART I

ITEM 1. BUSINESS

General

Cycurion, Inc. (collectively with its subsidiaries, the “Company,” “Cycurion,” “we,” “us” or “our”) was originally incorporated as KAE Holdings, Inc., under the laws of the State of Delaware in October 2017, with the purpose of acquiring and holding operating entities in the cybersecurity industry. On July 14, 2020, we changed our corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc. On February 14, 2025, the date of closing of our de-SPAC transaction, we merged into Western Acquisition Ventures Corp. and changed that company’s name to Cycurion, Inc.

We have one first-tier wholly-owned subsidiary, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025), and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC (“Axxum”), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC (“Cloudburst”), a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021, in connection with our acquisition of assets from Sabres Security Ltd. (“Sabres”), a leading Israeli-based cyber security provider.

Our Business

We provide innovative custom solutions for our clients by adapting our superior knowledge base and government-level experience to create dynamic solutions to best serve our client’s information technology (“IT”) and cybersecurity needs. We assess, secure and advise your organization by leveraging our government proven, cutting edge techniques, custom tools and extensively knowledgeable personnel to revolutionize the client’s cybersecurity posture.

We are committed to surpassing expectations and delivering incomparable value to our clients and partners. We achieve this goal by providing Network Communications and Information Technology Security services and solutions that are custom-tailored to your environment, as well as your level of need. We are built on a foundation of experts in Network Communications and Information Technology who possess unrivaled security expertise and experience. We are committed to hiring the most knowledgeable professionals in order to expand and reinforce our team of experts, leveraging world-class talent to improve and expand upon our already vast understanding of this environment. We pride ourselves on having the capability and resources to successfully implement a management strategy that delivers the solutions you need to stay within budget and on schedule.

We deliver high-quality, cybersecurity solutions to federal government civilian, defense and judicial agencies in addition to commercial clients across a variety of industries. We, through our operating subsidiaries and strategic partnerships, have numerous prime and subcontracts with key government agencies. Our growth engine is driven by organic business solutions and strategic acquisitions of cybersecurity services and technology providers. We leverage our highly skilled workforce to access, secure and advise our clients to improve their cyber security posture. Our ability to identify and implement customized solutions is core to driving continued growth.

Our Services

Consulting and Advisory Services

Our consulting services perform a detailed review of our customers’ IT security to identify and address vulnerabilities. Using advanced tools and research techniques, we enhance our customers’ cybersecurity program to meet regulatory compliance, data confidentiality and privacy standards, and train our customers’ personnel accordingly.

Our advisory services supplement our consulting services with a cost-effective alternative to a full-time chief information officer. Our customers gain access to our pool of experienced chief information officers, who are backed by our resources. They deliver tailored advice and training to keep our customers’ organization ahead in the ever-changing cybersecurity landscape.

Our consulting and advisory services include: (i) security control assessments; (ii) security architecture and engineering; (iii) risk management and compliance audits; (iv) staff augmentation; (v) cybersecurity awareness and training; (vi) cloud security; (vii) virtual CISO support; and (viii) digital modernization.

Managed IT Services

Our managed IT services can optimize an organization’s IT infrastructure, reduce costs and improve operational efficiency, and it offers comprehensive IT management and support for organizations of all sizes.

Managed IT services is a services model in which a managed service provider (“MSP”) remotely manages the day-to-day IT offerings for a client under a service level agreement (“SLA”). This includes remote monitoring and management of servers, disaster recovery, infrastructure as a service (“IaaS”), platform as a service (“PaaS”), and software as a service (“SaaS”). In short, managed IT services provides businesses with IT support and maintenance on an ongoing basis.

IT services are typically provided on a break-fix basis, meaning that the client only calls the provider when there is a problem with its IT infrastructure. Managed IT services, on the other hand, are provided on an ongoing basis under an SLA. This means that the MSP is responsible for the day-to-day maintenance of the client’s IT infrastructure and is always monitoring and managing the system to ensure it is running smoothly.

For example, a company that provides cloud services to businesses would offer managed platform services, remote monitoring and management of servers and security services. The MSP would handle the day-to-day maintenance of the client’s IT infrastructure and offers disaster recovery services in the event of a data breach or other catastrophe.

Our managed IT services include: (i) project and license management; (ii) network infrastructure; (iii) systems engineering and administration; (iv) voice and data infrastructure engineering and management; (iv) application development; (v) IT help desk support; and (vi) staff augmentation.

Managed Security Services

We are a professional and trusted provider of managed security services. Our comprehensive security management solution is designed to help organizations protect their digital assets against various cyber threats. Our managed security services include 24/7 monitoring, threat detection, incident response and remediation. Our Security Operations Center (SOC) as a service offers organizations with a team of security professionals dedicated to monitoring and managing their security infrastructure.

Managed security services (“MSS”) are a crucial component of a robust security program. Managed security service providers (“MSSPs”) specialize in protecting businesses from cyber threats and deliver a range of security services including, but not limited to, intrusion detection, vulnerability assessments and network security services.

MSSPs offer organizations access to a dedicated team of security professionals who use the latest security architectures and technologies to monitor their clients’ networks and systems, identify potential threats and respond promptly to security incidents. This is especially important for small to mid-sized businesses that may not have the in-house resources to maintain a robust security posture on their own.

MSS plays a critical role in safeguarding businesses from cyber threats in today’s digital landscape, making them an essential partner for organizations across industries. MSSPs work with clients ranging from small businesses to large enterprises and are often partnered with internet service providers to provide comprehensive security solutions.

Managed security services can also help organizations meet compliance requirements and reduce the risk of data breaches, which can be costly in terms of lost data, damaged reputation, and regulatory penalties. Additionally, MSSPs can provide SaaS solutions, allowing businesses to access security tools and services on-demand without having to invest in expensive hardware and software.

Our managed security services include: (i) managed detection and response; (ii) external attack surface management; (iii) threat hunting and threat intelligence; (iv) end point detection and response; (v) firewall management; (vi) threat and vulnerability management; (vii) vulnerability and penetration testing; (viii) 24/7/365 security monitoring; and (ix) digital forensic and incident response.

Our Industries

Enterprise Business

Enterprise level organizations face a litany of challenges when curating and implementing a successful IT environment. Challenges generally evolve from multiple points, such as finding experienced and deeply knowledgeable IT staff that is prepared for all security eventualities, to creating a comprehensive, functional, and compliant interface tends to create a high cost, knowledge deficient, and overwhelmed staff that often lacks in providing a positive ROI, and at times a cost-prohibitive scenario.

As digitization of operations becomes a necessity in the current environment, we plan to help our customers hire the right personnel and implement proper protocols in a time- and cost-efficient manner. We will take the responsibility from initial analysis to full spectrum implementation of our services, duly optimizing our customers’ organization and digital environment for the future.

We offer an evolutionary solution for this knowledge gap by providing deeply knowledgeable experts and highly trained analysts directly to our customers’ organization as a service. Our contract analysts provide more than just their individual expertise to solve specific challenges, but also will leverage Cycurion’s entire repository of collective knowledge, techniques and methodologies to our customers’ organization, at a cost below that of hiring an IT department, while providing highly efficient, multi-disciplined and deeply knowledgeable expert solutions to our customers.

Government

Government entities face a number of compliance and certification challenges. With constantly changing legislation, meeting government mandate and expectations in the IT environment is often a challenge. We leverage our historical knowledge and extensive experience on the federal level to continue to fulfill all of IT needs across the government organization.

Bad actors attack government agencies by targeted cyber threats, personnel exploitation and creative manipulation to gain access to critical systems and infrastructure through unperceived vulnerabilities. Public platforms, such as social media, surface, deep and dark web, present substantial risks through knowledge gaps in personnel training, presenting high risk and substantial possibility of security failure. We have been defending and optimizing these environments at the federal level for over a decade and, as a result, have created a robust and predictive methodology to defend and optimize government organizational and security gaps in order to mitigate these threats and vulnerabilities before they are compromised. We provide the knowledge, experience and analytical understanding of this environment to evolve our services to meet current and future needs across the IT spectrum.

Our extensive knowledge and real-world experience with government agencies allow us to understand the operational, security and overall IT needs and challenges that such agencies must overcome to achieve their mandate. We leverage our experience in this space allowing us to provide best-practice solutions throughout the IT environment.

Small and Medium Businesses

We offer IT solutions for small and medium businesses through different management plans by offering IT services and solutions with the same resources, concentrations and knowledge-based analytical methodology that are used for our enterprise and government clients. We provide roadmaps to successful integration, streamlining the businesses’ operation for maximum effectiveness by developing comprehensive IT solutions to navigate the modern cyber environment. We leverage our expertise and experience from our work in the federal environment, custom tailoring these solutions to your business, no matter the size, while focusing on our customers’ business needs and budget.

Healthcare

We understand that healthcare organizations must manage a vast array of rapidly evolving complexities. Our company will lead healthcare organizations through the demands of HIPAA / HITECH security and privacy compliance requirements. We offer healthcare IT services to augment and refine an organization through auditing and assessment of the organization, staff, applications, compliance, risk, vulnerability and infrastructure in order to improve the entity’s ability to better serve the healthcare needs of the organization’s clients.

We understand the key drivers of the healthcare market, and continually create focused, innovative and repeatable solutions. We provide technology services to improve service delivery with a focus on system integration, process reengineering, cloud/web / mobile development, solutions for coordinated community care and case management applications. We have extensive experience providing management consulting from strategic planning, IT assessment, project management, application rationalization, enterprise architecture, organizational change management and training.

Higher Education

We offer cybersecurity services and solutions for universities and high education and protect our customers’ systems, information and students from cyber threats and attacks. Our end-to-end managed cybersecurity solutions include: (i) IT and cybersecurity audit, consulting and advisory services; (ii) Security Operation Center (SOC) Network services; (iii) virtual chief information security officers; and (iv) cyber awareness and threat intelligence training services. We have over 150 years of experience on our management team and have served over 275,000 students.

Cycurion ARx Platform

The Cycurion ARx platform is a turnkey web application protection and managed security solution that combines the essential cybersecurity layers in a comprehensive, customizable platform. This platform offers: (i) Geo Gate Protection; (ii) DDoS Protection; (iii) WAF and API Protection; (iv) Endpoint Protection; and (v) Bot Hunter Protection.

●	Geo Gate Protection. This reverse proxy server makes geographic restrictions easy, thus reducing unwanted traffic.

●	DDoS Protection. This distributed denial-of-service (“DDOC”) protection mitigates the threat from malicious actors attempting to flood the entry point of an application.

●	WAF and API Protection. Web Application Firewall (“WAF”) protection inspects requests in real-time and filters out harmful traffic, while application programing interfaces (“API”) protection is a defense mechanism involving a two-step process of authenticating the data sender and inspecting the data to ensure no malicious data injections have occurred.

●	Endpoint Protection. This countermeasure ensures that devices follow compliance and security policies, preventing intrusion from particular vectors.

●	Bot Hunter. Our proprietary algorithm provides detection and protection against non-human activity. This can prevent low-level threats like unwanted scraping, and high-level threats like attempted system breaches.

Key Performance Indicators

	2024	Margin	2023	Margin
Gross Profit ($)	3,634,743	20.5%	2,643,060	13.7%
Operating Income ($)	2,416,113	13.6%	326,411	1.7%
Net Income/(Loss) ($)	1,229,601	6.9%	(2,097,013)	(10.8)%
		Total		Total
Number of Customers		41		38

Our Subsidiaries

Cycurion Sub, Inc.

Our operating subsidiaries are wholly owned by Cycurion Sub., Inc., a Delaware corporation that, until the closing date of the de-SPAC, was known as “Cycurion, Inc.” We continue to conduct our business through the three below-described entities, which are now indirectly wholly-owned second-tier subsidiaries by virtue of the recent closing of the de-SPAC transaction.

Axxum Technologies LLC

Organized in the Commonwealth of Virginia on December 29, 2006, Axxum is a cybersecurity provider with successful assignments within the multiple sub-agencies of the Department of Homeland Security. We acquired Axxum in November 2017. Following our acquisition, we continued Axxum’s core operations of providing contractor services to its existing federal government customer base, while leveraging our existing processes and tools to expand its commercial footprint.

Axxum has the specialized skills and experience to provide a strategy and tactics to help organizations defend against cyber-attacks and implement a secure network infrastructure. Our team has extensive experience implementing cybersecurity solutions against internal and external threats to the health of our clients’ networks. Axxum’s information security focus produces several key benefits:

●	Agile Client Focus: Axxum’s projects are overseen directly by its program managers, all of whom have information security backgrounds and are fully authorized to promptly implement client requirements throughout the performance life cycle.

●	Streamlined and Process Focused: Axxum’s streamlined infrastructure leverages ISO quality standards integrated with emerging and established technologies, allowing it to engineer innovative solutions without building in excessive overhead.

●	Outstanding Personnel: Axxum has a reputation of employing cybersecurity experts.

Cloudburst Security LLC

Organized in the Commonwealth of Virginia on January 12, 2007, Cloudburst specializes in providing a full spectrum of high-quality, innovative cybersecurity services to both government and commercial organizations, such as banking and financial; education and schools; energy; critical infrastructure and supervisory control and data acquisition; healthcare; and manufacturing. Cloudburst’s mission is to help our clients — of all sizes and mission types — protect their integral data and information assets, so that they can focus on their core competencies.

We focus on providing tailored solutions that leverage the industry’s best minds and technologies to predict, protect, detect, respond, and sustain our clients from the latest evolving cyber threats. We acquired Cloudburst in April 2019.

Cycurion Innovation, Inc.

Our Cycurion Security Platform’s line of products allows our customers to improve their cyber posture with its Multi-Dimensional Protection (“MDP”) SaaS platform. This platform efficiently bundles and easily implements the external protection of a Web Application Firewall (WAF) and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces (APIs), and backend services from malicious bot traffic that fuels common automated attacks, such as Distributed Denial of Service (DDoS) campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s proprietary, cloud-based artificial intelligence (“AI”) algorithm. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.

Our Subcontractor Relationship

SLG Innovation, Inc.

We are currently a subcontractor for several keystone contracts held by SLG Innovation, Inc. (“SLG”). The SLG team has an average of over 25 years of experience in the development, planning, implementation, and management of information systems. SLG’s leadership team offers years of combined success in answering the needs of government agencies and healthcare organizations across the country.

The SLG team has worked nationally, as it has served over 25 Department of Health and Human Services agencies, all 50 state governments and over 250 local governments. Since SLG’s inception, it has primarily focused on customers in the middle of the country. The team of professionals has successfully delivered Information Technology, Project Management, and Subject Matter Services to key health and human service projects, including, but not limited to, state Medicaid programs in Illinois, Indiana, Nebraska, and Tennessee, the Indiana Division of Aging, Illinois Early Intervention, University of Illinois Division of Specialized Care for Children, the Multiple Myeloma Research Foundation, and many more.

We established a subcontractor — prime contractor relationship with SLG in fall 2019, where we serviced several government agencies and commercial customers, State of New Mexico, Cognizant, KPMG, and University of Illinois in support of SLG.

Our Acquisitions

SLG Acquisition Agreement

On April 25, 2023, Cycurion Sub executed a Term Sheet with SLG (the “SLG Term Sheet”), pursuant to which SLG Innovation Inc., an Illinois corporation formed in January 2010 (“SLG”), agreed to be acquired by Cycurion Sub. The Term Sheet contained all of the material terms and conditions of two proposed interrelated transactions to be memorialized by an acquisition agreement (the “SLG Acquisition Agreement”). To effectuate the two transactions contemplated by the SLG Term Sheet, Cycurion Sub will form two subsidiaries, which, upon formation, will initially be wholly owned by Cycurion Sub. If, when, and as the transactions contemplated by the SLG Term Sheet are consummated, SLG would merge with and into one of the subsidiaries and survive, thereby becoming a wholly-owned subsidiary of Cycurion Sub. Because certain of the agreements to which SLG is the prime contractor require that the majority owner of the prime contractor be a resident of the City of Chicago or of Cook County (depending on the contract), contemporaneously with the consummation of the first of the two transactions, (i) SLG will divest itself of those agreements with the residency requirements, (ii) the second newly formed subsidiary will assume those agreements, (iii) Mr. Ed Burns will become the owner of a 51% interest in that newly formed subsidiary, and (iv) we will enter into a Management Agreement with that subsidiary (see below for a discussion of the SLG Management Agreement), the economic terms and management / control terms of which are intended to be the equivalent of complete ownership of the 49% owned subsidiary. Mr. Ed Burns is currently the 51% owner of SLG and a resident of the City of Chicago. The SLG Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, the two current owners of SLG will be issued shares of our common stock. SLG is fully bound by the terms and provisions of the SLG Term Sheet and the related Management Agreement structure, although Cycurion Sub is permitted to terminate the SLG Term Sheet and to abandon the transactions contemplated thereby any time for any reason or for no reason prior to April 11, 2025, with no further obligations on Cycurion Sub’s part. As of the date of this Annual Report, although we reserve the right to modify the terms and provisions of the SLG Acquisition Agreement, we do not currently expect to terminate it and currently expect to close the transactions contemplated during our current fiscal quarter. Substantially all of the agreements to which SLG is a party have a provision that provides the counterparty to such agreement with a right to approve an assignment or change in control of SLG prior to its effectiveness. If an approval is not forthcoming, then the provisions of the SLG Acquisition Agreement permit us to excise that specific agreement. Upon such occurrence, we reserve that right to reduce the consideration that we would otherwise tender to the equity owners of SLG.

As amended by the parties, initially effective as of November 29, 2023, and subsequently effective as of April 29, 2024, August 16, 2024, and December 31, 2024, the SLG Term Sheet expires on the soonest of (i) closing of the transactions contemplated thereby, (ii) April 11, 2025, if the transactions contemplated thereby have not closed by then, (iii) Cycurion Sub’s termination thereof, and (iv) the mutual termination by all of the parties thereto. Notwithstanding anything to the contrary contained therein, Cycurion Sub may terminate its obligations under the SLG Term Sheet and the transactions contemplated hereby for any reason or for no reason without any further obligations and without any liability at any time through and including April 11, 2025. The SLG Term Sheet, as amended, consensually superseded, as noted therein, Cycurion Sub’s previous “unidirectional” agreement with SLG.

As of March 31, 2025, and in connection with the economic outcome contemplated by the SLG Term Sheet, we entered into a Management Services Agreement (the “SLG Management Agreement”) with SLG to ensure SLG’s continuing commercial viability, which, indirectly, assists the commercial viability of Cycurion Sub and us. To validate and enhance the business relationship with SLG, the parties agreed that Cycurion Sub and we shall, even more formally than historically, manage and control all of SLG’s operations from and after such date. Accordingly, Cycurion and we shall provide management, financing, administrative, and other services to SLG (as described in more detail on Schedule A of the SLG Management Agreement) in exchange for the fees and/or other consideration set forth on Schedule B of the SLG Management Agreement. The relationship, as so memorialized, results in the relationship between the parties from and after such date (if not prior thereto) results in SLG being deemed to be a “Variable Interest Entity” of Cycurion (as such relationship is defined by the Financial Accounting Standards Board), which will result in SLG’s financial statements being consolidated with and into our financial statements.

Our entry into the SLG Management Agreement may accomplish substantially all of SLG’s and our business objectives and may potentially minimize certain of the risks referenced in the section entitled “Risk Factors – Risks Related to the SLG Assignment Agreement”. Accordingly, one or more of the parties to the SLG Term Sheet may postpone the execution or delivery of the SLG Acquisition Agreement and the consummation of certain of the transactions specifically contemplated thereby (as also set forth in the SLG Term Sheet), contingent, in part, on the potential agreements of the equity owners of SLG. Nevertheless, we currently believe that the current draft of the SLG Acquisition Agreement may be executed and delivered by the parties thereto in the first half of our current fiscal year.

The foregoing brief summary description of certain terms and provisions of (i) the SLG Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the SLG Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.12, (ii) the SLG Term Sheet Amendments, a copy of each of which is attached to this Annual Report as Exhibit 10.12a, Exhibit 10.12b, Exhibit 10.12c, and Exhibit 10.12d, and (iii) the SLG Management Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the SLG Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.12e. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the SLG Term Sheet.

RCR Acquisition Agreement

RCR Technology Corporation (“RCR”) performs certain services for SLG in its role as an SLG subcontractor and, in that context, became a creditor of SLG. In connection with the transactions contemplated by the SLG Term Sheet, on April 25, 2023, Cycurion Sub and RCR also entered into a term sheet (the “RCR Term Sheet”) for a distinct, but related transaction. The RCR Term Sheet contemplates a transaction, pursuant to which RCR will sell to Cycurion all of the accounts receivable of SLG in favor of RCR (but for those accounts that are less than 90 days old as of the date of consummation of the contemplated transaction). The consummation of the transactions contemplated by the RCR Term Sheet is contingent upon the consummation of the transactions contemplated by the SLG Term Sheet. Nevertheless, as a result of our entry into the SLG Management Agreement with SLG, we still currently intend to consummate the transactions contemplated by the RCR Term Sheet in the first half of our current fiscal year. The RCR Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, RCR will be issued shares of our common stock.

Further, as amended by the parties, initially effective as of November 29, 2023, and subsequently effective as of April 29, 2024, August 16, 2024, and December 31, 2024, the RCR Term Sheet expires on the soonest of (i) closing of the transactions contemplated thereby, (ii) April 11, 2025, if the transactions contemplated thereby have not closed by then, (iii) Cycurion’s termination thereof, and (iv) the mutual termination by all of the parties thereto. Notwithstanding anything to the contrary contained therein, Cycurion may terminate its obligations under the RCR Term Sheet and the transactions contemplated hereby for any reason or for no reason without any further obligations and without any liability at any time through and including April 11, 2025. As of the date of this Annual Report, we do not currently expect to terminate the transactions contemplated by the RCR Term Sheet, as amended, and currently expect to close the transactions in the first half of our current fiscal year.

The foregoing brief summary description of certain terms and provisions of the RCR Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the RCR Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.13 and the full text of the RCR Term Sheet Amendments, a copy of each of which are attached to this Annual Report as Exhibit 10.13a, 10.13b and 10.13c. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the RCR Term Sheet.

Acquisition of Technology

On August 17, 2021, we entered into an asset purchase agreement to acquire certain technology assets of Sabres, a leading Israeli-based cyber security provider. As part of the asset purchase agreement, we acquired Multi-Dimensional Protection, Web Application Firewall and Bot Mitigation SaaS platforms, and their associated intellectual property. The transaction closed on September 30, 2021, and we have integrated the SaaS platforms into our existing services offerings.

Our Cycurion Security Platform’s (formerly Sabres’) line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a Web Application Firewall (WAF) and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces (APIs), and backend services from malicious bot traffic that fuels common automated attacks, such as Distributed Denial of Service (DDoS) campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s (formerly Sabres’) proprietary, cloud-based AI algorithm. We do not have AI processing in the production version of the software. That version is in the testing and evaluation phase. We expect to move the production in quarter three of 2024. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.

Our Cycurion Security Platform’s (formerly Sabres’) line of products provides solutions for substantially all web application security needs. These products provide solutions, whether a client is in need of a web application firewall to comply with regulations and ensure it has a first line of defense against the hazards that the internet can present or is in need of enterprise-level products that empower Security Operations Center (SOC) teams and security management. Our Cycurion Security Platform’s constantly survey a client’s data to detect security issues in need of attention, send automatic updates, and provide the client with a complete database of rules and threats.

● Multi-Dimensional Protection (MDP)	● On-premises option

● Dual-Layered Defense (WAF/Bot Mitigation)	● Advanced Security Information and Event Management (SIEM) dashboard

● AI-enabled	● Ongoing reporting and alerts

● No delays for the end-user	● Can connect to any existing WAF

● Easy installation on all platforms	● Exceptional penetration testing results

● No downtime for updating	● No hardware required

● Cloud-based	● Biometric WAF

We have integrated the technology assets that we acquired from Sabres (which now constitutes our Cycurion Security Platform) into our Managed Security Services Practice. We believe that the platform will enhance our service offerings and assist with the expansion of our commercial business. The Sabres platform will be managed by our dedicated support team, and will provide real time reporting, response to security incidents, and will manage all data privacy needs from a single SIEM SaaS platform dashboard.

Our Growth Strategy

Our objectives are to expand our market leadership and management and to capture large market opportunities in cloud, AI and IT. We intend to accomplish these objectives by:

●	Continuing to acquire to platforms. We believe there is substantial opportunity to increase our platforms and have experienced growth due to expanded product capabilities and investments. We intend to continue to pursue new customers by adding capacity and leveraging our partnerships in the domestic and international markets.

●	Expanding platform coverage with our customers. We believe there is opportunity to develop and expand our relationships with existing customers by targeting additional platforms and geographies, pursuing platform expansions and expanding our coverage.

●	Investing in new technology platforms. We plan to continue to develop and broaden our exposure and security solutions, including expanding our coverage, by entering into new contracts focused on program management, cybersecurity, disaster recovery and business continuity. For more information, please see “Item 1. Business – Our Acquisitions.”

●	Exploring acquisition opportunities. We intend to acquire other businesses, technology, AI platforms and/or development personnel to enhance the functionality of our platforms. For more information, please see “Item 1. Business – Our Acquisitions.”

Competitors

The IT and cybersecurity solutions market is fragmented, competitive and always evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as organizations that choose to build their own solutions in-house. With new technologies and market entrants, we expect the competitive environment to remain intense going forward.

Our competitors include:

●	vulnerability management and assessment vendors;

●	diversified security software and services vendors;

●	endpoint security vendors with vulnerability assessment capabilities;

●	public cloud vendors and other companies that offer solutions for cloud security; and

●	providers of point solutions that compete with some of the features present in our solutions.

The key competitive factors in our markets include:

●	ability to prepare for, detect and mitigate cybersecurity threats;

●	ability to respond to customer needs quickly;

●	ability for products to facilitate customer needs;

●	total cost and ease-of-use of our products;

●	brand awareness and reputation; and

●	ability to attract and retain employees.

We believe that the principal competitive factors affecting the market for cybersecurity solutions include product functionality, depth of platform offerings, flexibility of delivery models, ease of deployment and use, integration capabilities such as open APIs and scalability, uptime and performance. Some of our competitors are more established and have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do.

Customers

We have over 41 customers across a variety of industries, including enterprise businesses, small and medium businesses, government agencies, healthcare and higher education. Our customers include, but are not limited to, AT&T, Smithsonian Museum, FEMA and Peraton. During the years ended December 31, 2024 and 2023, purchases from our ten largest end-customers accounted for approximately 93% and 88% of our total revenue, respectively.

Backlog

We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in deferred revenue on our consolidated balance sheets. We expect the amount of backlog to change from period to period due to the timing of billings for our solutions and professional services. At December 31, 2024 and 2023, we had committed backlog of $16 million and $15 million, respectively. We expect the majority of the backlog at December 31, 2024 to be invoiced within the following 12 months.

Government Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or may affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business.

In the ordinary course of our business, we process personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020, or, collectively, the CCPA, the Colorado Privacy Act, Virginia’s Consumer Data Protection Act, the Connecticut Privacy Act, the Utah Consumer Privacy Act and similar U.S. state comprehensive privacy laws, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of the United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act of 2018, or UK GDPR, and the ePrivacy Directive.

Human Capital

As of the date of this Annual Report, we have 46 full-time employees and 0 part-time employees. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Our senior leadership team has extensive experience with business process management, and while we have grown through a number of acquisitions, we have retained an experienced and cohesive leadership team.

Our key human capital objectives are to attract, retain, engage, reward and develop our highly talented existing and future employees, while cultivating an inclusive workforce and culture to achieve exceptional business results. We are committed to fostering a community of talented individuals from all backgrounds and perspectives by implementing the following.

●	Compensation and benefits. We continually work to provide a competitive compensation and benefits program as this plays a key role in our ability to attract and retain a highly skilled workforce. In addition to salaries, these programs, which vary by country/region, include long-term equity incentive awards with certain vesting requirements, deferred compensation plans (which are offered to certain members of executive management), a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid volunteer time off, employee assistance program and tuition assistance.

●	Health, safety and wellness. The well-being of our employees is paramount to the continued success of our business. To this end, we are committed to each of our employees’ health, safety and wellness. We provide our employees with access to various health and wellness benefits designed to enable them and their family members to have affordable access to health, dental and vision insurance.

●	Talent development. We invest significant resources to develop the talent needed to remain a market-leading global supplier of broadband infrastructure. We offer numerous training opportunities on both technical and professional development topics.

●	Diversity and inclusion. We believe that maintaining a diverse and inclusive workforce is important to the success of our business. We encourage an environment where individuality is embraced regardless of age, gender, identity, race, sexual orientation, physical or mental ability, ethnicity and perspective and where each employee is accepted.

Research and Development

Rapidly changing technologies, evolving industry standards, changing customer requirements, supply constraints and continuing developments in communications service offerings characterize the markets for our products. Our on-going ability to adapt to these changes and to develop new and enhanced products that meet or anticipate market demand is the main factor influencing our competitive position and our ability to grow.

We continue to invest substantial resources in research and development to enhance our platform offerings by developing new features, functionality, and applications. Our engineering expertise combines extensive security product development experience with individuals who possess deep cloud and user interface design backgrounds.

Our team is staffed by cybersecurity, cloud and data science experts who deliver exposure management intelligence, data science insights, alerts and security advisories. Our team has developed research tools to help improve efficiency and effectiveness in processes such as reverse engineering, code debugging, web app security and visibility into cloud-based tools.

Intellectual Property

Not applicable.

Recent Developments

On January 15, 2025, Cycurion issued a $50,000 promissory note to an unaffiliated investor for $50,000 in proceeds.

On January 21, 2025, Cycurion issued a $75,000 promissory note to an unaffiliated investor for $75,000 in proceeds.

On January 25, 2025, Cycurion issued a $50,000 promissory note to an unaffiliated investor for $50,000 in proceeds.

On January 31, 2025, Cycurion issued a $125,000 promissory note to a related party for 125,000 in proceeds.

On January 24, 2025, Western Acquisition Ventures Corp., a Delaware Corporation (“Western”), held the Special Meeting, at which the Western stockholders considered and adopted, among other matters, a proposal to approve a business combination (“Business Combination”) pursuant to the terms of that certain Agreement and Plan of Merger, dated April 26, 2024, as amended on December 31, 2024 and February 13, 2025 (the “Merger Agreement”), by and among Western, WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Western (“Merger Sub”), and Cycurion Sub, Inc., a Delaware corporation (“Cycurion Sub”).

On February 14, 2025, the Business Combination closed, and, as contemplated by the Merger Agreement, Merger Sub merged with and into Cycurion Sub with Cycurion Sub surviving the merger as a wholly-owned subsidiary of Western. In addition, in connection with the consummation of the Business Combination, Western Acquisition Ventures Corp. was renamed “Cycurion, Inc.”

On February 18, 2025, Cycurion’s common stock began trading on The Nasdaq Global Market and warrants began trading on The Nasdaq Capital Market under the symbols “CYCU” and “CYCUW”, respectively.

On February 19, 2025, Cycurion announced an agreement with iQSTEL, a multinational innovator in telecommunications, FinTech, electric vehicles and AI-driven solutions.

On February 24, 2025, Cycurion announced an expansion of its partnership with a major health association, bringing its MSSP to several thousand member organizations across the country.

On March 3, 2025, Cycurion announced the availability of its ARx Platform targeted for the corporate sector.

On March 5, 2025, Cycurion announced the award of three new multi-year contracts focused on program management, cybersecurity and disaster and business continuity. These engagements are secured with two government clients and one commercial client.

On March 6, 2025, Cycurion announced a nationwide expansion of its strategic partnership with CentralSquare Technologies, LLC to deliver its IT services across the country.

On April 7, 2025, Cycurion entered into an equity purchase agreement with Yield Point NY LLC whereby the Company has the right, but not the obligation, to direct the investor to purchase up to $60,000,000.

On April 8, 2025, Cycurion announced an expanded partnership with Journal Technologies. Together, the companies have been awarded a $22 million multi-year contract to deliver a criminal justice case management system to a state police agency.

On April 9, 2025, Cycurion increased the size of its board of directors through the appointment of Irving Minnaker.

On April 9, 2025, Cycurion received written notice received from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days (until October 6, 2025) to regain compliance. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days. The notification letter also stated that, in the event that we do not regain compliance within the initial 180-day period, we may be eligible for an additional 180-day period. If we are not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that we will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that our securities will be subject to delisting. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The Nasdaq notification has no effect at this time on the listing of our common stock.

On April 11, 2025, we received two letters from the Nasdaq Listing Qualifications Department, each addressing a separate compliance deficiency of ours under the Nasdaq Listing Rules. The first letter notified us of our deficiency with regard to Nasdaq Listing Rule 5450(b)(2)(A), which requires a company such as ours, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard”, to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by our MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to a 180-day period, ending on October 8, 2025, to rectify the deficiency. In order to do so, we must achieve and maintain an MVLS  of at least $50,000,000 or more for a minimum of 10 consecutive business days. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The Nasdaq notification has no effect at this time on the listing of our common stock.

The second letter notified us of our deficiency with regard to Nasdaq Listing Rule 5450(b)(2)(C), which requires a minimum Market Value of Publicly Held Shares (an “MVPHS”) of $15,000,000 for continued listing on the Nasdaq Global Market under the “Market Value Standard”. This deficiency was caused by our MVPHS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until October 8, 2025, to regain compliance, which we can achieve if our MVPHS is at least $15,000,000 for a minimum of 10 consecutive business days. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The Nasdaq notification has no effect at this time on the listing of our common stock.

For more information, please see “Note 19. Subsequent Events.”

Corporate Information

Our principal executive office is located at 1640 Boro Place, Fourth Floor, McLean, Virginia 22102, and our telephone number is (703) 854-1652. Our website address is www.cycurion.com. Axxum’s website address is www.axxumtech.com. Cloudburst’s website address is www.cloudburstsecurity.com. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below with respect to an investment in our shares. If any of the following risks actually occur, our business, financial condition, operating results or cash provided by operations could be materially harmed. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When evaluating an investment in our common stock, you should also refer to the other information in this Annual Report, including our consolidated financial statements and related notes.

Risks Related to Our Business Generally

Cycurion has a limited operating history upon which you can evaluate our future business and prospects.

Cycurion has a limited operating history. It was incorporated in 2017. Since its incorporation, Cycurion has acquired two operating subsidiaries: Axxum in 2017 and Cloudburst in 2019. It also acquired certain technology assets of Sabres in September 2021. Accordingly, Cycurion and its subsidiaries have varying operating histories and, together as a consolidated company, has a limited operating history, which can make it difficult for investors to evaluate Cycurion’s operations and prospects and may increase the risks associated with an investment. There can be no assurance that Cycurion’s business plan can be realized in the manner contemplated, that it will ever realize any significant operating revenues, or that its operations will ever be profitable and, therefore, its stockholders may lose all or a substantial part of their investment.

Cycurion has incurred net losses and cannot assure you that it will achieve or maintain profitable operations.

Cycurion’s net income was $1,229,601 for the year ended December 31, 2024 and net loss was $(2,097,013) December 31, 2023. Cycurion may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, and delays and other unknown events.

Cycurion intends to increase its brand awareness, expand the customer base, and expect to continue to invest heavily in its businesses in the foreseeable future as management continues to attempt to expand and grow the core businesses. In addition, Cycurion’s net revenues could be impacted by various factors, including the competitive landscape, customer preferences, and the success of our service offerings.

Accordingly, management cannot assure you that Cycurion will achieve sustainable operating profits as it continues to attempt to expand its product and professional service offerings and otherwise implement its growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on Cycurion’s ability to implement its business plan, its results and operations, and its financial condition, and could cause the value of its common stock to decline, resulting in a significant or complete loss of your investment.

Cycurion’s level of indebtedness and debt service obligations could adversely affect its financial condition and make it more difficult for management to fund its operations.

As of December 31, 2024, Cycurion had approximately $20.2 million of indebtedness and other liabilities outstanding.

●	It will need to use a substantial portion of available cash flow to pay interest and principal on existing debt, which will reduce the amount of money available to finance its operations and other business activities;

●	its debt level increases its vulnerability to general economic downturns and adverse industry conditions;

●	its debt level could limit its flexibility in planning for, or reacting to, changes in its business and in its industry in general;

●	its leverage could place Cycurion at a competitive disadvantage compared to its competitors that have less debt; and

●	its failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, may require us to maintain specified financial ratios and will limit its ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on its business or prospects.

Despite the existing level of indebtedness, Cycurion and its subsidiaries may incur additional indebtedness, which could further exacerbate the risks described above.

Cycurion’s recurring losses, net working capital, and accumulated deficit resulting from substantial operating losses have raised substantial doubt regarding its ability to continue as a going concern.

Cycurion had a net working capital deficit of $7.8 million and an accumulated deficit of $3.2 million resulting from net income incurred during the year ended December 31, 2024 and from substantial losses during prior periods. In addition, it had a net cash outflow of $2.0 million from operating activities during the year ended December 31, 2023 and $1.4 million during the year ended December 31, 2024, all of which raise substantial doubt about its ability to continue as a going concern. Although Cycurion was nominally profitable during the 2024 fiscal year, there is no assurance that it will not continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about Cycurion’s ability to continue as a going concern, meaning that it may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If Cycurion seeks additional financing to fund its business and potential acquisition activities in the future and there remains doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If Cycurion is unable to obtain sufficient funding, its business, prospects, financial condition, and results of operations will be materially and adversely affected, and it may be unable to continue as a going concern. If it is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements; accordingly, it is likely that stockholders will lose all or a part of their investment.

We will require substantial additional funding in the future, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce, or cease our operations.

Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2024, we had an accumulated deficit of $3.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our business will require substantial additional capital for implementation of our long-term business plan and development of cybersecurity technology. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing, and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on favorable terms.

If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or assets or to grant licenses on terms that may not be acceptable to us. If we raise additional funds through debt financing, we may have to grant a security interest on our assets to the future lenders, our debt service costs may be substantial, and the lenders may have a preferential position in connection with any future bankruptcy or liquidation involving the Company.

We may issue additional shares of common stock or preferred stock under an employee incentive plan, which would dilute the interest of our stockholders.

We may issue a substantial number of additional shares of common or preferred stock under an employee incentive plan. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for the common stock.

Cycurion’s ability to grow and compete in the future will be adversely affected if adequate capital is not available to it or not available on favorable terms.

Cycurion has limited capital resources. To date, it has financed its operations through a mix of equity investments by unaffiliated third parties and bank debt financing and, except in connection with this Offering, it expects to continue to do so in the foreseeable future. Cycurion’s ability to continue its normal and planned operations, to grow its business, and to compete in the cybersecurity industry will depend on the availability of adequate capital.

Management cannot assure you that Cycurion will be able to obtain additional financing from those or other sources when or in the amounts needed, on acceptable terms, or at all. If it raises capital through the sale of equity, or securities convertible into equity, that would result in dilution to its then-existing stockholders, which could be significant depending on the price at which it may be able to sell its securities. If Cycurion raises additional capital through the incurrence of additional indebtedness, it would likely become subject to further covenants restricting its business activities, and holders of debt instruments would have rights and privileges senior to those of its then-existing stockholders. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If Cycurion is unable to raise capital when needed or on acceptable terms, it could be forced to delay, reduce, or eliminate certain products or professional service offerings or future marketing efforts, or reduce or discontinue its operations. Any of these events could significantly harm Cycurion’s business, financial condition, and prospects and could cause the value of its common stock to decline, resulting in a significant or complete loss of your investment.

If Cycurion does not continue to innovate and offer solutions and professional services that address the dynamic threat landscape, it may not remain competitive and its revenue and operating results could suffer.

Cycurion’s success will depend, in part, on its ability to develop and implement innovative customer solutions and professional services that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences, as well as continue to attract top talent and expertise in order to develop innovative solution offerings and professional services that are required to keep up with dynamic industry landscapes. Cycurion may not be successful in anticipating or responding to these developments in a timely basis, and its offerings may not be successful in the marketplace. In addition, services, solutions, and technologies developed by its competitors may make its service or solution offerings uncompetitive or obsolete. Any of these circumstances could have a material adverse effect on its ability to obtain and successfully complete important client engagements, which in return would negatively affect revenue and operating results.

Cycurion relies on personnel with extensive information security expertise and the loss of, or its inability to attract and retain, qualified personnel in the highly competitive labor market for such expertise could harm its business.

Cycurion’s future performance depends upon its ability to attract and retain qualified cybersecurity personnel. The information technology consulting and cybersecurity industries have highly competitive labor markets, which depend on technical expertise and experience. In the future, it may be unable to continue to recruit and retain talent. If it is unable to recruit and/or retain talent, it may not be able to expand. Finally, its competitors may offer more competitive compensation packages than it could afford to offer.

Cycurion regularly attempts to benchmark its employee and contractor compensation against compensation paid within our industry and, if possible, make annual adjustments to the compensation it pays in order to remain competitive in the market.

In order to attract and retain the number of employees Cycurion needs to grow our business, it may need to increase its compensation levels in the future. This could adversely affect its operating margins, which, in turn, could negatively affect its financial condition and operating results.

If Cycurion is unable to hire, retain, train, and motivate qualified personnel and senior management, its business could suffer.

Cycurion’s future success largely depends upon the continued contribution, attraction, and retention of its senior management and other qualified personnel. If one or more of Cycurion’s executive officers are unable or unwilling to continue in their present positions, it may not be able to replace them readily, if at all. Additionally, it may incur additional expenses to recruit and retain new executive officers. If any of its executive officers joins a competitor or forms a competing company, it may lose some or all of its customers. Finally, it does not maintain “key person” life insurance on any of its executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect Cycurion’s business, financial condition, and results of operations, and thereby an investment in its common stock.

Cycurion must continually enhance its training, existing solutions and technology tools and develop or acquire new solutions and tools, or it will lose clients and its competitive position will suffer.

The cybersecurity landscape is constantly changing with increasing scale, frequency, and organization of attacks. Thus, there is a high need for constant improvement and updates in Cycurion’s existing solutions and technologies. Cycurion faces the risks of its services offerings not being adequately competitive, including not being able to: (i) accurately targeting its clients’ and prospective clients’ most-needed solutions (ii) being cost-effective for its clients and prospective clients, and (iii) being easy to use.

If Cycurion does not meet its clients’ and prospective clients’ expectations, or adequately mitigate these risks, it risks losing its competitive position and clients, which, in turn, will decrease its operating profits, revenue, and net income.

Cycurion faces intense competition in the cybersecurity industry, especially from larger, well-established companies.

Cycurion faces significant competition from other cybersecurity companies, especially those companies who are considered the larger and more established entities. Relative to Cycurion, many of these companies have significantly greater financial, technical, marketing, and other resources, longer operating histories, more well-established brand names and business user recognition, larger customer bases, larger and more mature intellectual property portfolios, and more diverse strategic plans and service offerings. Intense competition from these traditional and new cybersecurity companies has led to declining prices and margins for many cybersecurity services, and Cycurion expects this trend to continue as competition intensifies in the future. Any decrease in Cycurion’s pricing or margins, could significantly harm its business, financial condition, and results of operations, resulting in a significant or complete loss of your investment.

Further, decreasing prices for such professional services due to high number of entrants has somewhat diminished the competitive advantage that Cycurion has enjoyed as a result of its service pricing. If its competitors implement a similar business model, then Cycurion’s competitive position in the market might be diluted. Should this happen, its ability to acquire and keep customers would be impaired. Cycurion’s competitors may also introduce new technologies or services that could make Cycurion’s product offerings and professional services less attractive to its customers or potential customers. The inability to maintain or improve its competitive standing within the cybersecurity industry could materially adversely affect its business, prospects, financial condition, and results of operations.

For all of these reasons, Cycurion may not be able to compete successfully against its current or future competitors or may be required to expend significant resources in order to remain competitive. If Cycurion’s competitors are more successful than Cycurion in developing new product and service offerings or in attracting and retaining customers, Cycurion’s business, financial condition, and results of operations could be adversely affected.

If our products or professional services fail to detect vulnerabilities or identify and respond to cybersecurity incidents, or if our products contain undetected errors or defects, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.

If our products or professional services fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, or if our products or professional services fail to identify and respond to new and increasingly complex methods of cyber-attacks, our business and reputation may suffer. There is no guarantee that our products or professional services will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond. Additionally, our products may falsely detect vulnerabilities or threats that do not actually exist.

Our products may also contain undetected errors or defects. Any errors, defects, disruptions in service, or other performance problems with our products may damage our customers’ businesses and could hurt our reputation. If our products or professional services fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results.

Many federal, state, and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our security solutions. An actual or perceived security breach or theft of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or professional services, could adversely affect the market’s perception of our offerings and subject us to legal claims.

We have recently acquired multiple businesses. Our growth strategy is driven by successful acquisitions and integration of additional businesses that provide comparable or complementary services. Our ability to grow is limited if we fail to identify and consummate acquisitions.

We have completed the acquisition of certain complementary businesses, and we intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures, or investments in businesses or technologies that expand, complement, or otherwise relate to our business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations, and financial condition could be adversely affected.

Any business acquisition creates risks such as, among others: (i) the need to integrate and manage the businesses acquired with our own business; (ii) additional demands on our resources, systems, procedures, and controls; (iii) disruption of our ongoing business; and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of lines of businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing stockholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures, or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income, or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired technologies or businesses with our existing operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

We intend to grow our client base significantly through acquisitions of other service providers. If we fail to retain existing clients and attract new clients through acquisitions, we may never achieve profitability.

Through acquisition of other service providers, we will inherit an increasingly larger client base, which creates cross-selling and up-selling opportunities. We need high-quality service and exemplary client management to retain and grow our client base. We also plan to launch sales and marketing efforts, and if our marketing efforts do not materialize, we may lose existing clients or fail to obtain new clients. Our inability to grow sales as we expand in operations may result in continuing losses, and we may not be profitable for an extended period of time. In addition, even if we are able to make future acquisitions, we will incur additional costs to consummate them, which may result in a shortage in our capital resources. We may also incur difficulties in integrating new businesses with our current operations.

Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.

Our operating results are dependent on a variety of factors, including purchasing patterns of our clients, competitive pricing, debt servicing, and general economic trends. Our revenue and operating results may fluctuate if our sales targets are not met, new service offerings receive poor client response, or client acquisition costs increase due to competition. In addition to these factors, our acquisition strategy may impose additional risks to the predictability of our operating results. Revenue streams may be volatile due to the uncertainty in identifying attractive acquisition candidates and our ability to consummate new acquisitions. Unexpected expenses may be incurred during due diligence and post-acquisition. Management intends to manage risk carefully with the acquisitions; however, there can be no assurance that we will be able to identity and consummate acquisitions that improve our results of operations.

As a cybersecurity provider, we are a target of cyber-attacks and other cyber risks that could adversely impact our reputation and operating results.

As a cybersecurity provider, we have been and will likely be a target of cyber-attacks designed to impede the performance of our products, penetrate our network security, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. If our systems are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ infrastructures from cyber risk, thereby making our customers more vulnerable to cyber-attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our key personnel. In addition, such security breaches could impair our ability to operate our business and provide products and services to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

The loss of, or a significant reduction, in purchases by any of our larger clients could adversely affect our business and financial results.

Currently, we are dependent on a few clients for a large portion of our revenue. If we fail to provide professional services to these clients on a timely basis or fail to meet their performance expectations, including the failure to enhance, maintain, upgrade, or improve our products and professional services, we may lose some of our clients that generate a significant amount of our revenue. If this were to happen, we would need to acquire several smaller clients or another large client to replace the lost revenue, as to which acquisitions there can be no assurance.

Any loss of a significant customer could increase our per-client costs, decrease our operating efficiencies, and have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that we can easily mitigate the potential loss of any of our larger clients, if at all.

The failure of Congress to approve appropriations bills in a timely manner for the Federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the Federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities and, thus, unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow Federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential Federal government functions and our work on such functions. Such shutdowns may result in delayed payments to us and/or the delay of certain programs and projects for which we were engaged. Thus, the failure by Congress and the Administration to enact appropriations bills in a timely manner can result in the loss of revenue and profit when Federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to shutdowns or delays in implementing existing or new initiatives. There is also the possibility that Congress will fail to raise the U.S. debt ceiling, when necessary. This can also result in Federal government shutdowns. The delayed funding or shutdown of many parts of the Federal government, including agencies, departments, programs, and projects we support, could have a substantial negative affect on our revenue, profits, and cash flow.

Substantially all of our revenue is generated from contracts with Federal governmental entities.

We derived substantially all of our revenue in each of 2024 and 2023 from contracts with Federal government clients. Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. Further expenditures by our Federal government clients may be restricted or reduced by Administration or congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. Accordingly, we expect that, due to changing government budgeting and spending priorities and related disputes among Congress and the Administration, some of our government clients in the future may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Congressional elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, may lead to reduced spending by agencies and departments on projects or programs we support.

Government entities also have heightened sensitivity surrounding the purchase of cybersecurity solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly visible targets for cyber-attacks. Accordingly, increasing sales of our products and professional services to government entities may be challenging.

Further, in the course of providing our products and professional services to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance.

Our reliance on U.S. General Services Administration Multiple Award Schedule (“GSA Schedule”) contracts and other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts creates the risk of volatility in our revenue and profit levels.

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts, and we believe this position is important to our ability to sell our services to Federal government clients. However, these contract vehicles require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a multi-year contract. In addition, we may spend considerable cost and management time and effort to prepare bids and proposals for contracts, delivery orders, or task orders that we may not win. There can be no assurance that we will continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that Federal government agencies and departments choose to employ GSA Schedule contracts and other IDIQ contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

To remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. We also may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful.

Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. The acquisition and integration processes are complex, expensive, and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities, and operations. If we are unable to effectively execute or integrate acquisitions, our business, financial condition, and operating results could be adversely affected.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations or may discover that the products or technology acquired were not as capable as we thought based upon the initial or limited due diligence. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

Our strategic partnerships expose us to a range of business risks and uncertainties that could have a material adverse impact on our business and financial results.

We and our subsidiaries have entered, and intend to continue to enter, into strategic partnerships with third parties to support our future growth plans. We cannot provide any assurance that we will be able to continue to enter into additional strategic partnerships. Strategic partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its products with our products. Further, we have invested and will continue to invest significant time, money, and resources to establish and maintain relationships with our strategic partners, but we have no assurance that any particular relationship will continue for any specific period of time, result in new offerings that we can effectively commercialize, or result in enhancements to our existing offerings.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results, and financial condition.

Our future performance depends on the continued services and contributions of our senior management, particularly Emmit McHenry, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. The loss of the services of our senior management, particularly Emmit McHenry, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition, and results of operations.

Accusations against us by third parties of infringement or other violations of their intellectual property rights, regardless of the accuracy of these assertions, could result in significant costs and harm our business and operating results.

We cannot ensure that our professional services and solutions, or the third-party solutions that we offer to our clients, do not infringe on the intellectual property rights of third parties and, in the future, we may have infringement claims asserted against us or against our clients. These claims could harm our reputation, require us to incur significant expenses and monetary liability, and prevent us from offering some of our current professional services or solutions. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on less-than-favorable terms. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend, injure our reputation, and divert management’s attention and resources away from our business. We may need to change our business practices if any of these events were to occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations.

We depend on unaffiliated third-party software in order to provide our solutions and professional services and support our operations.

Significant portions of our services and operations rely on software that is licensed from third-party vendors. The fees associated with these license agreements could increase in future periods, resulting in increased operating expenses. If there are significant changes to the terms and conditions of our license agreements, or if we are unable to renew these license agreements, we may be required to make changes to our vendors or information technology systems. These changes could impact the solutions and services we provide to our clients or the processes we have in place to support our operations, which could have an adverse effect on our business.

Any material weakness in our internal controls could adversely affect our business.

In the future, under Section 404 of the Sarbanes-Oxley Act of 2002 (the “SOX Act”), we will be required to furnish a report by our management on internal control over financial reporting. This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

We identify material weakness in our internal controls, which could affect our ability to provide reliable financial statements and our business decision-making process, could harm our business and operating results, cause investors to lose confidence in our reported financial information, cause the market price of our securities to decrease and harm our ability to obtain additional financing, especially additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities. For a description of our material weaknesses, please see “Item 9A. Controls and Procedures.”

We may not be able to manage our growth effectively or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operational activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;

●	The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and

●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to manage growth effectively will require us to expand the capabilities of our administrative and operational resources substantially and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to manage growth successfully could result in our sales not increasing commensurately with capital investments, if at all, or otherwise materially adversely affecting our business, financial condition, or results of operations.

We may issue additional shares of Cycurion common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of Cycurion common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under the Equity Incentive Plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Cycurion common stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in the combined company decrease;

●	the relative voting strength of each previously outstanding share of the combined company may be diminished; or

●	the market price of our shares of the combined company stock may decline.

If we are unable continually to add new customer offerings, innovate, and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to add new solutions and professional service offerings and adopt sales incentives and policies that appeal to our customers and prospective customers. This depends, in part, on the creative and marketing skills of our personnel and on our ability to appeal to both customers and manufacturers. We may not be successful in the development, introduction, marketing and sourcing of new products or sales policies that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns, any of which could adversely affect our business, financial condition, or results of operations.

Risks Related to the SLG Assignment Agreement

We may fail to consummate some, or all of the assumptions contemplated by the SLG Assignment Agreement.

There is no guarantee that our possible assumption of any or all of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, will be approved by the counterparties. Mitigating factors that may hinder its acquisition include:

●	Legal or regulatory challenges related to our possible assumptions of the to-be-assigned SLG agreements, which will result in our becoming the prime contractor thereunder;

●	Discovery of material incompatibilities or challenges from our due diligence of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder;

●	Misrepresentation by SLG in respect of any of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder; and

●	The counterparty to one or more of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, does not approve the relevant assignment to us.

Due Diligence may not reveal all issues with respect to SLG.

There is no assurance that our due diligence will reveal all relevant information regarding the to-be- assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder. We rely on our working relationship with SLG, the counterparties to the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, as well as the information provided to us by SLG, its management, counsel, and auditors. There is no assurance that we will receive all relevant information or identify any current or historical factor that might otherwise prevent us from consummating any or all of the assumptions of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, or cause significant financial costs thereafter.

We may incur significant unforeseen costs related to our possible assumption of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, that are the subject of the SLG Assignment Agreement.

We recognize that there may be significant additional costs related to the assumption of the to-be- assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, that are the subject of the SLG Assignment Agreement, including costs related to legal and due diligence, integration and consolidation of the to-be-assigned SLG agreements themselves, which, if assumed by us, would result in our becoming the prime contractor thereunder, as distinguished from our operating as a subcontractor for those agreements, and other unexpected or unforeseen costs. Further, consummating the transactions contemplated by the SLG Assignment Agreement may cause us to:

●	Issue common stock that will dilute our current stockholders’ ownership;

●	Use a substantial portion of our cash resources;

●	Increase our interest expense, leverage, and debt service requirements if we incur additional debt to in connection with the obligations that we will assume under the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder;

●	Assume unexpected liabilities for which SLG has not agreed to indemnify us sufficiently or for which SLG does not have the resources to indemnify us; and

●	Record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges.

There is no assurance that we will be able to integrate becoming the prime contractor under the to-be-assigned SLG agreements into our business model, which could then result in significant disruption to our business.

Our inability to integrate the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, could impede us from realizing all the benefits of the possible assignments. The integration process of the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, may disrupt our current business model of being a significant subcontractor on many projects rather than the prime contractor itself. The role of prime contractor has certain significant benefits regarding bidding for future contracts, but carries with it a significant administrative burden that currently we may not be able to fulfill successfully.

There is no assurance that any or all the counterparties to the to-be-assigned SLG agreements, which, if we are able to assume, would result in our becoming the prime contractor thereunder, will permit such assignment by SLG and assumption by us.

We have no reason to believe that any of the counterparties will not approve the prospective assignments of the SLG agreements; however, because the terms of each of the agreements that SLG has agreed to assign to us has a provision that provides the counterparty to such agreement with a right to approve an assignment prior to its effectiveness (even though we are known to each applicable counterparty as the prime subcontractor), we cannot provide any assurance that any or all of the counterparties will provide approval of the proposed assignments. Nevertheless, without those approvals, we would continue as the prime subcontractor under each of the agreements and, pursuant to the provisions of the SLG Assignment Agreement, SLG and we would reduce the consideration that we would otherwise tender to SLG.

There is no assurance that the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, will perform as expected.

There is no assurance that the to-be-assigned SLG agreements, which, if assumed by us, would result in our becoming the prime contractor thereunder, will continue to operate at current or historic levels. Although we have no reason to believe otherwise, that is the same risk that we face as the prime subcontractor for such agreements; however, as the prime contractor under such agreements, our costs would be higher than they currently are.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We carry insurance for most categories of risk that our business may encounter; however, we may not have adequate levels of coverage. We currently maintain general liability, property, workers’ compensation, clinical study, products liability and directors’ and officers’ insurance, along with an umbrella policy. We may not be able to maintain existing insurance at current or adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Related to Securities Markets and Investment in Our Common Stock

Cycurion has no current plans to pay dividends on its shares of common stock.

Cycurion does not anticipate paying any cash dividends in the foreseeable future. If Cycurion incurs indebtedness in the future to fund its future growth, its ability to pay dividends may be further restricted by the terms of such indebtedness.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us, and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2024. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company” or “smaller reporting company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company or smaller reporting company, we intend to take advantage of an exemption available to emerging growth companies and smaller reporting companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of this offering, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.235 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of March 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Cycurion will qualify as an “emerging growth company” within the meaning of the Securities Act, and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make Cycurion’s securities less attractive to investors and may make it more difficult to compare Cycurion’s performance to the performance of other public companies.

Cycurion will qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, Cycurion will be eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency, and say-on-golden parachute voting requirements, and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Cycurion will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its predecessor’s IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Cycurion is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, Cycurion may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because Cycurion will rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.

Our common stock price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our shares of common stock:

●	disappointing results from our development efforts;

●	decline in demand for our shares of common stock;

●	downward revisions in securities analysts’ estimates or changes in general market conditions;

●	technological innovations by competitors or in competing products;

●	investor perception of our industry or our prospects; and

●	general economic trends.

Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our shares of common stock.

Potential future sales pursuant to registration rights granted by the Company and under Rule 144 may depress the market price for our shares of common stock.

The Company has granted a number of its stockholders’ registration rights with respect to their shares of common stock. See the section titled “Registration Rights.” Such future sales of our shares of common stock by our existing stockholders, pursuant to and in accordance with the provisions of any registration statement, may have a depressive effect on the market price of our shares of common stock. Further, in general, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of our currently issued and outstanding shares of common stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our Shares of common stock in the applicable trading marketplace.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act, as well as related rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”), require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, referred to as Section 404, materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

There can be no assurance that our common stock will continue to trade on The Nasdaq Global Market or another national securities exchange.

There can be no assurance that we will be able to continue to meet The Nasdaq Global Market listing standards. If we are unable to maintain compliance with all applicable listing standards, our common stock may no longer be listed on The Nasdaq Global Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

The Company currently is (and from time to time in the recent past, the Company has been) out of compliance with the standards and requirements for continued listing on Nasdaq.

On April 9, 2025, Cycurion received written notice received from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days (until October 6, 2025) to regain compliance. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days. The notification letter also stated that, in the event that we do not regain compliance within the initial 180-day period, we may be eligible for an additional 180-day period. If we are not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that we will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that our securities will be subject to delisting. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The Nasdaq notification has no effect at this time on the listing of our common stock.

On April 11, 2025, we received two letters from the Nasdaq Listing Qualifications Department, each addressing a separate compliance deficiency of ours under the Nasdaq Listing Rules. The first letter notified us of our deficiency with regard to Nasdaq Listing Rule 5450(b)(2)(A), which requires a company such as ours, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard”, to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by our MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to a 180-day period, ending on October 8, 2025, to rectify the deficiency. In order to do so, we must achieve and maintain an MVLS  of at least $50,000,000 or more for a minimum of 10 consecutive business days. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The Nasdaq notification has no effect at this time on the listing of our common stock.

The second letter notified us of our deficiency with regard to Nasdaq Listing Rule 5450(b)(2)(C), which requires a minimum Market Value of Publicly Held Shares (an “MVPHS”) of $15,000,000 for continued listing on the Nasdaq Global Market under the “Market Value Standard”. This deficiency was caused by our MVPHS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until October 8, 2025, to regain compliance, which we can achieve if our MVPHS is at least $15,000,000 for a minimum of 10 consecutive business days. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel. The Nasdaq notification has no effect at this time on the listing of our common stock.

To remedy any deficit in funds or stockholder equity in order to satisfy Nasdaq’s continuing listing standards or other minimum bid price requirements, if any, we may have to raise additional funding through dilutive equity investments or other external sources; but, there is no certainty such external funding will be available or on acceptable terms, or we may have to conduct reverse stock splits to consolidate our shares of common stock. If we fail to meet Nasdaq’s continued listing requirements and Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we could face significant material adverse consequences, including without limitation a substantial reduction in the liquidity of our common stock, which could further limit our access to capital markets for fundraising.

Nasdaq may delist our securities from trading on its exchange.

Our common stock is listed on The Nasdaq Global Market and our warrants are listed on The Nasdaq Capital Market. Although we met the minimum initial listing standards of Nasdaq for each of our securities, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares, and distribution requirements, we cannot assure you that each of our securities will continue to be listed on Nasdaq in the future. The inability to comply with Nasdaq’s continued requirements or standards could result in the delisting of either or both classes of our securities, which could have a material adverse effect on our financial condition and could cause the value of the common stock, or our warrants, to decline.

If our common stock were to be delisted from trading on The Nasdaq Global Market and become quoted on the over-the-counter market and, under certain circumstances, if the trading price of our common stock were below $5.00 per share on the date the common stock is delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The market price of the Company’s shares of common stock is likely to be highly volatile, and you may lose some or all of your investment.

The market price of the Company’s shares of common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	the inability to obtain or maintain the listing of the Company’s shares of common stock on Nasdaq;

●	the inability to recognize the anticipated benefits of the recently closed de-SPAC transaction, which may be affected by, among other things, competition, Cycurion’s ability to grow and manage growth profitably, and retain its key employees;

●	changes in applicable laws or regulations;

●	risks relating to the uncertainty of Cycurion’s projected financial information; and

In addition, the equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of the Company’s shares of common stock, regardless of the Company’s actual operating performance.

Volatility in the Company’s share price could subject the Company to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” With the recent substantial increase in volume of our shares being traded and trading price, the proportion of our common stock that may be traded in the future by short sellers may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, may be currently leading to, and could again lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our financial performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment. Under the circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.

Increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our common stock, which could result in a decline in our stock price.

One of the factors that may influence the price of our common stock is the return on our common stock (i.e., the amount of distributions as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a return, which we may be unable or choose not to provide as we have never paid a dividend and have no current intention to pay any dividends. Further, higher interest rates would likely increase our borrowing costs and potentially decrease the cash available. Thus, higher market interest rates could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s share price and trading volume could decline.

The trading market for the Company’s shares of common stock will depend, in part, on the research and reports that securities or industry analysts publish about the Company. The Company does not have any control over these analysts. If the Company’s financial performance fails to meet analyst estimates or one or more of the analysts who cover the Company downgrade its shares of common stock or change their opinion, the Company’s share price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s share price or trading volume to decline.

Volatility in the price of our common stock may subject us to securities litigation.

As discussed above, the market for our common stock has been characterized recently by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Because the Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of the Company’s shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

The Company’s share price may fluctuate.

The Company’s share price can be volatile. Among the factors that may affect the volatility of the Company’s stock price are the following:

●	Speculation in the investment community or the press about, or actual changes in, the Company’s competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, expense discipline, strategic transactions, or progress on achieving expected benefits;

●	The announcement of new products, services, acquisitions, or dispositions by the Company or its competitors;

●	Increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results; and

●	Sales of a substantial number of shares of the Company’s shares of common stock by large shareholders.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. In addition, any preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock.

Anti-takeover provisions contained in our charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board; and

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders.

Our charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our charter provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf of under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of Cycurion’s stockholders, (iii) any action asserting a claim against Cycurion or any of its directors, officers or other employees arising pursuant to any provision of the DGCL, the charter or the bylaws of Cycurion (in each case, as may be amended from time to time), (iv) any action asserting a claim against Cycurion or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware or (v) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. The charter also provides that unless a majority of the Board of Cycurion, acting on behalf of Cycurion, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the federal district courts of the United States of America, to the fullest extent permitted by law, will be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of Cycurion’s capital stock shall be deemed to have notice of and to have consented to the provisions of Cycurion’s certificate of incorporation described above. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Cycurion or its directors, officers, or other employees, which, along with potential increased costs of litigating the courts provided by the choice of forum provision, may discourage such lawsuits against Cycurion and its directors, officers, and employees. Alternatively, if a court were to find these provisions of Cycurion’s amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Cycurion may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Cycurion’s business and financial condition.

Cycurion’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause Cycurion to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from the Cycurion’s business. Additionally, such securities litigation and stockholder activism could give adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, Cycurion may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Risks Related to Operating as a Public Company

The Company’s management team has limited skills related to experience managing a public company.

Most members of the Company’s management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, the Company is subject to significant obligations relating to reporting, procedures and internal controls, and its management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from the Company’s management and could divert their attention away from the day-to-day management of its business, which could adversely affect its business, financial condition, and results of operations.

Cycurion may incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, Cycurion will incur significant costs related to legal, accounting, listing, hiring of external consultants and advisors, and other expenses. For example, it will be subject to the reporting requirements of the Exchange Act and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to its business and results of operations. Cycurion expects that compliance with these requirements will increase its legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, Cycurion expects that management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, the Company expects to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when Cycurion is no longer an emerging growth company. EUDA may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and establish an internal audit function.

Cycurion also expects that operating as a public company will make it more expensive to obtain director and officer liability insurance and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for Cycurion to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.

As Cycurion continues to expand via opportunities for acquisitions, investments or strategic alliances as a public company, we expect that management and other personnel will need to divert attention from operational and other business matters to ensure the success of these opportunities.

Certain recent public offerings of companies with public floats comparable to the public float of Cycurion have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. The Company may experience similar volatility, which may make it difficult for prospective investors to assess the value of its shares of common stock.

The Company’s shares of common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of its business. Recently, companies with comparable public floats and public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, the Company’s public float may amplify the impact of the actions taken by a few shareholders on the price of its shares of common stock, which may cause its share price to deviate, potentially significantly, from a price that better reflects the underlying performance of its business. Should the Company’s shares of common stock experience run-ups and declines that are seemingly unrelated to the Company’s actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of the Company’s shares of common stock. In addition, investors in the Company’s shares of common stock may experience losses, which may be material, if the price of the Company’s shares of common stock declines after this offering or if such investors purchase shares of common stock prior to any price decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats. We have designed and implemented an Access Control Policy. The policy and supporting procedures encompass all information systems that are owned, operated, maintained, and controlled by the Company and all other information systems, both internally and externally, that interact with these systems. Our cybersecurity program and policies is a collaborative effort, requiring commitment from all personnel, including management, internal employees and users of information systems, along with vendors, contractors, and other relevant third parties.

Our Chief Information Security Officer (“CISO”) and Information System Security Officer (“ISSO”) are responsible for providing overall direction, guidance, leadership, and support for the entire information systems environment, while also assisting other applicable personnel in their day-to-day operations. The CISO and ISSO are to report to other members of senior management on a regular basis regarding all aspects of the organization’s information systems posture. Our internal employees and users are responsible for adhering to the organization’s information security policies, procedures, practices, and not undertaking any measure to alter such standards on any information systems. Additionally, end users are to report instances of non-compliance to senior authorities, specifically those by other users. End users – while undertaking day-to-day operations – may also notice issues that could impede the safety and security of our information systems and are to also report such instance immediately to senior authorities. Our vendors, contractor and other third-party entities are responsible for adhering to the organization’s information security policies, procedures, practices, and not undertaking any measure to alter such standards on any such system components.

We have also implemented an IT Security Incident Response Policy. Incident response preparation comprises of how to respond to incidents and how to protect against and detect computer-related incidents. The process of providing incident response is identified by four distinct phases: (i) preparation; (ii) detection and analysis; (iii) containment, eradication and recovery; and (iv) post-incident activity. Our CISO and ISSO are responsible for developing, implementing, coordinating, and maintaining IT security policy and procedures. These individuals also fill the role of Computer Incident Response Team (CIRT) Leaders. They are responsible for the operations of the system and its applications, including reporting, responding to security incidents, and ensuring that adequate event logging is enabled. Our ISSO is responsible for the security of the system and for ensuring incident response (IR) policy and plan are documented, followed, that the IR plan is tested annually, updated with lessons learned from training exercises and on-going incident handling activities, and periodically reviewed at least on an annual basis. This person also fills the role of Deputy CIRT Leader. Our CISO is responsible for information security within the organization and is responsible for the review and approval of the incident response policy and plan. General end-users and non-CIRT personnel are responsible for actively securing their systems and notifying the CIRT of any suspected information security incident (e.g., potential virus detection, phishing emails, potential malware infection, etc.).

Governance

Management considers cybersecurity risk as part of its overall risk oversight function and reviews policies and procedures relative to both the systems and facility to ensure all requirements are within the Company’s purview to meet, and that appropriate resources have been dedicated or otherwise made available to accomplish, these requirements. Our management team, including our CISO and ISSO, are responsible for day-to-day implementation, assessment, and management our cybersecurity risk assessment and management processes. The CISO and ISO have primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders. Our CISO and ISO supervise both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our CISO and ISSO have served in various roles in information technology and information security for over 25 years each.

The Board of Directors receives presentations and reports on cybersecurity, which address a range of topics including recent developments, evolving standards, the threat environment, cybersecurity systems testing and vulnerability assessments, and the Company’s practices and policies to manage risks. The CISO and ISSO report to the Board of Directors on cybersecurity matters and materials risks, if any, from cybersecurity threats. The Board of Directors also receive notice of any significant cybersecurity incidents, as well as ongoing updates regarding any such incident until it has been addressed.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, its business strategy, results of operations or financial condition. As cybersecurity threats become more sophisticated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures.

ITEM 2. PROPERTIES

We do not own any properties. Our principal executive office is located at 1640 Boro Place, Fourth Floor, McLean, Virginia 22102. Our executive office is shared with our subsidiaries, and houses our management team, cybersecurity engineers, support staff, and sales and customer service teams.

Due to the nature of our business and the professional services we offer, a majority of our employees work on client sites or remotely. Our offices do not require any state or regulatory permits. We currently believe that our existing facilities are suitable, but we may need additional space in the future to accommodate our anticipated growth. We believe that such space will be available to us when required and on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On October 30, 2020, the former owners of Cloudburst filed a Complaint in the Circuit Court of Fairfax County, Commonwealth of Virginia, styled, Andrea Suzara Bennett and Adam W. Bennett Plaintiffs v. KAE Holdings, Inc., Case No. 2020 17025. In the Complaint, plaintiffs alleged the following counts: Breach of Contract — Andrea Bennett and Breach of Contract — Adam Bennett. Plaintiffs are seeking compensatory damages in the aggregate amount of approximately $1,000,000 plus interest. On January 15, 2021, we answered the Complaint, denied the allegations, and alleged certain counterclaims: (i) Breach of Contract — all Counterclaim Defendants, (ii) Fraudulent Inducement — All Counterclaim Defendants, and (iii) Breach of Contract — Adam Bennett. We are seeking damages in an amount to be determined at trial, but no less than $2,800,000, recission of the promissory notes that we issued in connection with our purchase of Cloudburst from the plaintiffs, punitive damages of $350,000, and temporary and permanent injunctive relief. On April 20, 2022, we settled the litigation for a payment of $200,000 in exchange for the Counterclaim Defendants to us for cancellation (i) the $900,000 promissory notes and (ii) 186,048 shares of our common stock, which we had issued to them in connection with their sale of Cloudburst to us in April 2019. As of the date of this Annual Report, this case has been settled.

On February 1, 2024, JPI Technologies, LLC filed a complaint in the Circuit Court of Fairfax County, Virginia, styled JPI Technology, LLC, Plaintiff, v. Axxum Technologies, LLC, Defendant, Case No. 2024-01774. Plaintiff alleged the breach of a settlement agreement and sought damages in the amount of $126,000. Subsequent to the date of filing of the Complaint, Defendant (a wholly-owned subsidiary of ours) has made certain payments to Plaintiff in connection with the Settlement Agreement and denies that it owes the amount alleged in the Complaint. In connection with the settlement agreement, Defendant executed and delivered a Judgment Order in the unpaid settlement amount, interest thereon at the annual rate of 6%, and attorneys’ fees and costs. As of the date of this Annual Report, this case has been settled.

On March 21, 2024, Unique Funding Solutions LLC filed a complaint in the Circuit Court of Fairfax County, Virginia, styled Unique Funding Solutions LLC, Plaintiff v. Cycurion, Inc., d/b/a fka Cyber Secure Solution, Axxum Technologies LLC, Cycurion Innovation, Inc., Cloudburst Security LLC, Emmit Jones McHenry, Kurt, McHenry, and Avin McCoy, Case No. CL2024-0004073. Plaintiff alleged that the entity defendants entered into a future receipts/receivables agreement with Plaintiff, pursuant to which the entity Defendants became obligated to pay to Plaintiffs approximately $490,000. Plaintiff also alleged that the individual Defendants personally guaranteed the obligations of the entity Defendants. Plaintiff further alleged that all Defendants defaulted in the performance of their respective agreements, which became the subject of a settlement agreement in the amount of approximately $430,000, with a weekly payment schedule. Defendants deny the allegations set forth in the complaint and the matter is now in the discovery phase of litigation. As of the date of this Annual Report, this case has been settled.

On July 29, 2024, Object3, LLC initiated an arbitration proceeding with the American Arbitration Association, styled Object3, LLC, Claimant, v. Cloudburst Security, LLC, Respondent, Case No. 01-24-0006-9906. The Claimant made claims for unpaid consulting services and associated costs, fees, and interest for the prior 12-month period in the aggregate amount of approximately $228,000. Defendant (a wholly-owned subsidiary of ours) denies that it owes such amount to Claimant. The arbitration is in the early stages and, as of the date of this Annual Report, we are in negotiations to settle this case.

We know of no other material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is currently listed on The Nasdaq Global Market and our warrants on The Nasdaq Capital Market, under the symbols “CYCU” and “CYCUW”, respectively. On April 14, 2025, the closing sale price of our common stock was $0.50 per share.

Holders of Record

As of April 17, 2025, there were approximately 37 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

Cycurion does not anticipate paying any cash dividends in the foreseeable future. If Cycurion incurs indebtedness in the future to fund its future growth, its ability to pay dividends may be further restricted by the terms of such indebtedness.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the year ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we,” “our,” “us,” “Cycurion” and the “Company” refer to Cycurion, Inc.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this annual report. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report, particularly under the “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” sections.

Management’s plans and basis of presentation:

We were incorporated in Delaware in 2017 as KAE Holdings, Inc, with the purpose of acquiring operating entities in the cybersecurity industry.

Effective July 14, 2020, we changed our corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on April 24, 2021, to Cycurion, Inc. On February 14, 2025, the date of closing of our de-SPAC transaction, we merged into Western Acquisition Ventures Corp. and changed that company’s name to Cycurion, Inc.

Our Business

We deliver high-quality, cybersecurity solutions to federal government civilian, defense, and judiciary agencies in addition to commercial clients across a variety of industries. We, through our operating subsidiaries and strategic partnerships, have numerous prime and subcontracts with key government agencies. Our growth engine is driven by organic business solutions and strategic acquisitions of cyber/ infrastructure service providers.

For a description of our Business, please see “Item 1. Business.”

Our Subsidiaries

Cycurion Sub, Inc.

Our operating subsidiaries are wholly owned by Cycurion Sub., Inc., a Delaware corporation that, until the closing date of the de-SPAC, was known as “Cycurion, Inc.” We continue to conduct our business through the three below-described entities, which are now indirectly wholly-owned second-tier subsidiaries by virtue of the recent closing of the de-SPAC transaction.

Axxum Technologies LLC

Organized in the Commonwealth of Virginia on December 29, 2006, Axxum is a cybersecurity provider with successful assignments within the multiple sub-agencies of the Department of Homeland Security. We acquired Axxum in November 2017. Following the acquisition, we continued Axxum’s core operations of providing contractor services to its existing federal government customer base while leveraging our existing processes and tools to expand its commercial footprint.

Axxum’s information security focus produces several key benefits:

●	Agile Client Focus: Axxum’s projects are overseen directly by its program managers, all of whom have information security backgrounds and are fully authorized to promptly implement client requirements throughout the performance life cycle.
●	Streamlined and Process Focused: Axxum’s streamlined infrastructure leverages ISO quality standards integrated with emerging and established technologies, allowing it to engineer innovative solutions without building in excessive overhead.
●	Outstanding Personnel: Axxum has a reputation of employing cybersecurity experts.

Cloudburst Security LLC

Cloudburst is a cybersecurity provider with successful assignments within highly sensitive government agencies and other commercial organizations. We acquired Cloudburst in April 2019. Following the acquisition, we continued Cloudburst’s core operations of providing mission-critical and highly sensitive government agencies and other commercial organizations with high-quality, innovative cybersecurity services. Cloudburst focuses on providing tailored solutions that leverage the industry’s best minds and technologies to predict, protect, detect, respond, and sustain our clients from the latest evolving cyber threats.

Cycurion Innovation, Inc.

Cycurion Innovation, Inc. was formed in connection with our acquisition of assets from Sabres, a leading Israeli-based cyber security provider. It operates our Cycurion Security Platform’s line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a Web Application Firewall (WAF) and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces (APIs), and backend services from malicious bot traffic that fuels common automated attacks, such as Distributed Denial of Service (DDoS) campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s proprietary, cloud-based artificial intelligence (“AI”) algorithm. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.

Subcontractor — Prime contractor relationship

SLG Innovation, Inc.

We are currently a subcontractor for several keystone contracts held by SLG. The SLG team has an average of over 25 years of experience in the development, planning, implementation, and management of information systems. SLG’s leadership team offers years of combined success in answering the needs of government agencies and healthcare organizations across the country.

The SLG team has worked nationally, as it has served over 25 Department of Health and Human Services agencies, all 50 state governments, and over 250 local governments. Since SLG’s inception, it has primarily focused on customers in the middle of the country. The team of professionals has successfully delivered Information Technology, Project Management, and Subject Matter Services to key health and human service projects, including, but not limited to, state Medicaid programs in Illinois, Indiana, Nebraska, and Tennessee, the Indiana Division of Aging, Illinois Early Intervention, the University of Illinois Division of Specialized Care for Children, the Multiple Myeloma Research Foundation, and many more.

We established a subcontractor — prime contractor relationship with SLG in the fall of 2019, where we serviced several government agencies and commercial customers, State of New Mexico, Cognizant, KPMG, and the University of Illinois in support of SLG. Axxum Technologies and SLG Innovation that relationship in 2020. A subcontractor offers its specialized services to a prime contractor. Unlike prime contractors, who focus on the managerial side of the government contract, subcontractors tend to dedicate their efforts to lending subject matter expertise and delivery of service to the project. Technically strong subcontractors, along with a strong subcontractor plan are essential to boost the success of a project.

As a result of the strong technical skills and experience of the cyber teams at Cycurion and its subsidiaries, SLG Innovation entered into a Master Services Agreement (MSA) with Axxum Technologies to provide services to SLG customers. The MSA is task order driven and the number of task orders is modified periodically depending on actual customer requirements for IT and Cybersecurity services. Over the last three years, Axxum Technologies has assisted SLG Innovation in growing its revenue and customer base. As a result, SLG Innovation now represents a majority of Cycurion revenues.

SLG Acquisition Agreement

Our revenues from SLG in our 2024 and 2023 fiscal years were $14,703,887 and $13,837,042, respectively. The types of agreements to which SLG is a party are discussed under the heading “Our Business — Key Clients and Historical Performance.” From our perspective, a major benefit to us of the potential transaction contemplated by the SLG Term Sheet, as described below, would be that we could “piggyback” on SLG’s historical relationships with the various contracting governmental agencies in our bidding on future potential agreements. It is axiomatic in the governmental contracting arena in which we are involved that past performance on customer assignments as the prime contractor is one of the more important qualifications in competing for new opportunities within the federal government. We believe that our acquisition of SLG, if that transaction is closed by us, would yield such “past performance” qualifications.

On April 25, 2023, Cycurion Sub executed a Term Sheet with SLG (the “SLG Term Sheet”), pursuant to which SLG agreed to be acquired by Cycurion Sub. The Term Sheet contained all of the material terms and conditions of two proposed interrelated transactions to be memorialized by the SLG Acquisition Agreeement. To effectuate the two transactions contemplated by the SLG Term Sheet, Cycurion Sub will form two subsidiaries, which, upon formation, will initially be wholly owned by Cycurion Sub. If, when, and as the transactions contemplated by the SLG Term Sheet are consummated, SLG would merge with and into one of the subsidiaries and survive, thereby becoming a wholly-owned subsidiary of Cycurion Sub. Because certain of the agreements to which SLG is the prime contractor require that the majority owner of the prime contractor be a resident of the City of Chicago or of Cook County (depending on the contract), contemporaneously with the consummation of the first of the two transactions, (i) SLG will divest itself of those agreements with the residency requirements, (ii) the second newly formed subsidiary will assume those agreements, (iii) Mr. Ed Burns will become the owner of a 51% interest in that newly formed subsidiary, and (iv) we will enter into a Management Agreement with that subsidiary, the economic terms and management/ control terms of which are intended to be the equivalent of complete ownership of that the 49% owned subsidiary. Mr. Ed Burns is currently the 51% owner of SLG and a resident of the City of Chicago. The SLG Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, the two current owners of SLG will be issued an aggregate of 996,355 shares of Cycurion common stock.

SLG is fully bound by the terms and provisions of the SLG Term Sheet and the related Management Agreement structure, although Cycurion Sub is permitted to terminate the SLG Term Sheet and to abandon the transactions contemplated thereby any time for any reason or for no reason prior to April 11, 2025, with no further obligations on Cycurion Sub’s part. As of the date of this Annual Report, although we reserve the right to modify the terms and provisions of the SLG Acquisition Agreement, we do not currently expect to terminate it and currently expect to close the transactions contemplated during our current fiscal quarter. Substantially all of the agreements to which SLG is a party have a provision that provides the counterparty to such agreement with a right to approve an assignment or change in control of SLG prior to its effectiveness. If an approval is not forthcoming, then the provisions of the SLG Acquisition Agreement permit us to excise that specific agreement. Upon such occurrence, we reserve that right to reduce the consideration that we would otherwise tender to the equity owners of SLG.

As amended by the parties, initially effective as of November 29, 2023 and subsequently effective as of April 29, 2024, August 16, 2024 and December 31, 2024, the SLG Term Sheet expires on the soonest of (i) closing of the transactions contemplated thereby, (ii) April 11, 2025, if the transactions contemplated thereby have not closed by then, (iii) Cycurion Sub’s termination thereof, and (iv) the mutual termination by all of the parties thereto. Notwithstanding anything to the contrary contained therein, Cycurion Sub may terminate its obligations under the SLG Term Sheet and the transactions contemplated hereby for any reason or for no reason without any further obligations and without any liability at any time through and including April 11, 2025. The SLG Term Sheet, as amended, consensually superseded, as noted therein, Cycurion Sub’s previous “unidirectional” agreements with SLG.

The foregoing brief summary description of certain terms and provisions of (i) the SLG Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the SLG Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.12, (ii) the SLG Term Sheet Amendments, a copy of each of which is attached to this Annual Report as Exhibit 10.12a, Exhibit 10.12b, Exhibit 10.12c, and Exhibit 10.12d, and (iii) the SLG Management Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the SLG Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.12e. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the SLG Term Sheet.

RCR Acquisition Agreement

RCR Technology Corporation (“RCR”) performs certain services for SLG in its role as an SLG subcontractor and, in that context, became a creditor of SLG. In connection with the transactions contemplated by the SLG Term Sheet, on April 25, 2023, Cycurion and RCR also entered into a term sheet (the “RCR Term Sheet”) for a distinct, but related transaction. The RCR Term Sheet contemplates a transaction, pursuant to which RCR will sell to Cycurion all of the accounts receivable of SLG in favor of RCR (but for those accounts that are less than 90 days old as of the date of consummation of the contemplated transaction). The consummation of the transactions contemplated by the RCR Term Sheet is contingent upon the consummation of the transactions contemplated by the SLG Term Sheet. Nevertheless, as a result of our entry into the SLG Management Agreement with SLG, we still currently intend to consummate the transactions contemplated by the RCR Term Sheet in the first half of our current fiscal year. The RCR Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, RCR will be issued shares of our common stock.

Further, as amended by the parties, initially effective as of November 29, 2023, and subsequently effective as of April 29, 2024, August 16, 2024 and December 31, 2024, the RCR Term Sheet expires on the soonest of (i) closing of the transactions contemplated thereby, (ii) April 11, 2025, if the transactions contemplated thereby have not closed by then, (iii) Cycurion’s termination thereof, and (iv) the mutual termination by all of the parties thereto. Notwithstanding anything to the contrary contained therein, Cycurion may terminate its obligations under the RCR Term Sheet and the transactions contemplated hereby for any reason or for no reason without any further obligations and without any liability at any time through and including April 11, 2025. As of the date of this Annual Report, we do not currently expect to terminate the transactions contemplated by the RCR Term Sheet, as amended, and currently expect to close the transactions in the first half of our current fiscal year.

The foregoing brief summary description of certain terms and provisions of the RCR Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the RCR Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.13 and the full text of the RCR Term Sheet Amendments, a copy of each of which are attached to this Annual Report as Exhibit 10.13a, 10.13b and 10.13c. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the RCR Term Sheet.

Acquisition of Technology

Sabres SaaS Asset Purchase

On August 17, 2021, we entered into an asset purchase agreement to acquire certain technology assets of Sabres, a leading Israeli-based cyber security provider. As part of the asset purchase agreement, we acquired Multi-Dimensional Protection, Web Application Firewall and Bot Mitigation SaaS platforms, and their associated intellectual property. The transaction closed on September 30, 2021, and we have integrated the SaaS platforms into our existing services offerings.

Our Cycurion Security Platform’s (formerly Sabres’) line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a Web Application Firewall (WAF) and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces (APIs), and backend services from malicious bot traffic that fuels common automated attacks, such as Distributed Denial of Service (DDoS) campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s proprietary, cloud-based AI algorithm. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.

Our Cycurion Security Platform’s (formerly Sabres’) line of products provides solutions for substantially all web application security needs. These products provide solutions, whether a client is in need of a web application firewall to comply with regulations and ensure it has a first line of defense against the hazards that the internet can present or is in need of enterprise-level products that empower Security Operations Center (SOC) teams and security management. Our Cycurion Security Platform’s constantly survey a client’s data to detect security issues in need of attention, send automatic updates, and provide the client with a complete database of rules and threats.

●	Multi-Dimensional Protection (MDP)	●	On-premises option

●	Dual-Layered Defense (WAF/Bot Mitigation)	●	Advanced Security Information and Event Management (SIEM) dashboard

●	AI-enabled	●	Ongoing reporting and alerts

●	No delays for the end-user	●	Can connect to any existing WAF

●	Easy installation on all platforms	●	Exceptional penetration testing results

●	No downtime for updating	●	No hardware required

●	Cloud-based	●	Biometric WAF

We have integrated the technology assets that we acquired from Sabres (which now constitutes our Cycurion Security Platform) into our Managed Security Services Practice. We believe that the platform will enhance our service offerings and assist with the expansion of our commercial business. The Sabres platform will be managed by our dedicated support team, and will provide real time reporting, response to security incidents, and will manage all data privacy needs from a single SIEM SaaS platform dashboard.

Results of Operations for the years ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Revenue	$17,771,485	$19,350,208
Cost of revenue	14,136,742	16,707,148
Gross profit	3,634,743	2,643,060
Selling, general and administrative	(1,218,630)	(2,316,649)
Interest and other expenses	(1,186,512)	(2,419,637)
Net income/loss	$1,229,601	$(2,097,013)

Revenue

Revenues decreased $1,578,723 (8.16%) to $17,771,485 for the year ended December 31, 2024, as compared to $19,350,208 for the year ended December 31, 2023.

This decrease in the revenues for the year ended December 31, 2024 is attributed to the conclusion of key contracts with the federal government and state and local agencies, partially offset by new business segments and contracts.

Cost of Revenue

The cost of revenue for the year ended December 31, 2024, was approximately $14,136,742, nearly all of which is related to costs incurred while delivering services to our customers and expansion of our employee base to address our business growth. Conversely, the cost of revenue for the year ended December 31, 2023, was approximately $16,707,148,  nearly all of which is related to costs incurred while servicing our contracts, including contractual and servicing obligations with our employees and contractors. This $2,570,406 (15.39%) decrease in the cost of revenues is directly attributable to lower contractor-related expenses.

Research and Development

We did not have any Research and Development expenses for the years ended December 31, 2024 and December 31, 2023.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1,098,019 (47.40%) to $1,218,630 for the year ended December 31, 2024, compared to $2,316,649 for the year ended December 31, 2023, respectively. This improvement was primarily due to reduced legal, administrative, and consulting fees in the 2024 fiscal year.

Interest and Other Expense

Interest and other expense was approximately $(1,186,512) and $(2,419,637) for the years ended December 31, 2024 and 2023, respectively. These expenses for the year ended December 31, 2024 include $1,209,502 in interest-related expenses and losses, related to the payment of our bank instrument, and other loan obligations. This $1,233,125 (50.96%) decrease of interest and other expenses is primarily due to reduced or renegotiated interest expenses in the 2024 fiscal year.

Cash Flows

	Years Ended December 31,
	2024	2023
Cash and cash equivalents at the beginning of the period	$607,869	$96,185
Net cash used in operating activities	(1,371,281)	(1,987,771)
Net cash used in investing activities	(885,066)	(706,707)
Net cash provided by financing activities	1,689,268	3,206,162
Cash and cash equivalents at the end of the period	$40,790	$607,869

Operating Activities

For the year ended December 31, 2024, net cash used by operating activities was $1,371,281, which included $1,229,601 in net profits, $3,238,749 increase in accounts receivable, $253,902 decrease in deferred revenue, and $908,854 increase in accounts and other payables. We also incurred a marginal $6,566 non-cash adjustment to the amortization of debt discount.

For the year ended December 31, 2023, net cash used in operating activities was $1,987,771, which included $2,097,013 in net losses, $4,636,805 increase in accounts receivable, $242,099 increase in deferred revenue, and $3,105,223 increase in accounts and other payables. We also incurred a $1,094,131 non-cash adjustment to the amortization of debt discount.

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was approximately $885,066. This was primarily used in the purchase of equipment, and servicing notes issued by WAVS.

For the year ended December 31, 2023, net cash used in investing activities was approximately $706,707. This was used in the purchase of equipment.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $1,689,268. The net cash provided includes $1,000,000 in proceeds from a private placement, $405,000 in proceeds from notes payables and $252,314 in proceeds from our line of credit.

For the year ended December 31, 2023, net cash provided by financing activities was $3,206,162. The net cash provided includes $2,000,000 in proceeds from a private placement and $1,084,000 in proceeds from notes payables, offset by $193,305 used in the repayment of bank borrowings.

From the date of the closing of our de-SPAC transaction (February 14, 2025) to April 17, 2025, otherwise unaffiliated persons converted 2,999.3 shares of the Company’s Series B Preferred Stock into 5,998,653 shares of the Company’s common stock and 6,666,667 shares of the Company’s Series D Preferred Stock into 6,666,667 shares of the Company’s common stock.

From the date of the closing of our de-SPAC transaction (February 14, 2025) to April 17, 2025, otherwise unaffiliated persons exercised 694,530 Series A warrants for the purchase of 694,530 shares of the Company’s common stock; 2,400,000 Series B warrants for the purchase of 4,800,000 shares of the Company’s common stock; 4,382,033 Series D warrants for the purchase of 8,764,066 shares of the Company’s common stock; and 270,137 common stock warrants for the purchase of 270,137 shares of the Company’s common stock for gross proceeds of approximately $3.5 million.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception through the end of our 2023 fiscal year, having had negative cash flow from operations. As of December 31, 2024, we had an accumulated deficit of approximately $3,203,361, an improvement compared to our accumulated deficit of approximately $4,432,962 at December 31, 2023. The decline was the result of net profits of $1,229,601 incurred during our fiscal year 2024. Furthermore, we expect possible, significant operating losses for the next few years. We also utilized cash in operations of approximately $1,371,281 in the twelve months ended December 31, 2024. As of December 31, 2024, we had unrestricted cash of approximately $40.7 thousand, a decrease of $567 thousand from approximately $607 thousand at December 31, 2023. As of December 31, 2024, our total assets increased to approximately $25.7 million from approximately $20.8 million at December 31, 2023, primarily due to a $3.2 million increase in our accounts receivable and $1.8 million increase in investments held in trust. Based on our current capital resources as of December 31, 2024, including our unrestricted cash and accounts receivable (net) of $10.3 million, we expect to be able to continue our operations for a minimum of 12 months as of the date of these financial statements. We have added the following table that provides aging analysis of our accounts receivable. We provided an analysis of the accounts receivable for the years ending 2023 and 2024. As the company has broadened its business customer base, the nature of the payment and cash receipt cycle has change. Many of the corporate customers have longer payment terms. We expect that this trend to continue as we acquire additional commercial customers.

Accounts Receivable Aging Analysis without SLG ($)

	Current	30 days	60 days	90 days	90+ days
2024	3,332,464	1,121,062	1,482,192	1,130,038	1,904,536
2023	2,395,952	3,806,985	970,411	1,101,005	2,571,450

Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

There is no assurance that we will ever be consistently profitable or, notwithstanding our recent financing activities, that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the SEC rules and regulations.

Revenue Recognition

We adopted the new revenue standard, ASC 606, on January 1, 2018, using the full retrospective approach. The adoption did not have an effect on 2024 or 2023 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

For contracts where the period between when we transfer a promised good or service to the customer and when the customer pays is one year or less, we have elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

Stock-based compensation

We measure and recognize compensation expense for all options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of option awards. The fair value is recognized as expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. We recognize expense for awards where vesting is subject to a market or performance condition based on the derived service period. Expense for awards with performance conditions would be estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met.

The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated fair value of shares of our Common Stock and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

●	Fair Value of Common Stock. As our Common Stock has not historically been publicly traded, we estimated the fair value of our Common Stock. See “Fair Value of Common Stock” and “Common Stock Valuation Methodology” sections.

●	Expected Term. The expected term represents the period that our options are expected to be outstanding. We calculated the expected term using the simplified method for options based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.

●	Expected Volatility. The expected volatility was based on the historical share volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we do not have any trading history to use the volatility of our Common Stock.

●	Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities appropriate for the term of the award.

●	Expected Dividend Yield. We have not paid dividends on our Common Stock nor do we expect to pay dividends in the foreseeable future.

Fair Value of Common Stock

Historically, for all periods prior to this offering, the fair values of the shares of Common Stock underlying our options were estimated on each grant date by our board of directors. In order to determine the fair value, our board of directors considered, among other things, contemporaneous valuations of our Common Stock and Preferred Stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of our capital stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our Common Stock, including:

●	Contemporaneous third-party valuations of our Common Stock;
●	The prices, rights, preferences, and privileges of our Preferred Stock relative to our Common Stock;
●	Our business, financial condition, and results of operations, including related industry trends affecting our operations;
●	The likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions;
●	The lack of marketability of our Common Stock;
●	The market performance of comparable publicly traded companies; and
●	U.S. and global economic and capital market conditions and outlook.

Critical accounting policies and significant judgments and estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs, and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023 for a description of our other significant accounting policies.

We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each fiscal year or more frequently if impairment indicators arise. The review of impairment consists of using a qualitative approach to determine whether it is more than likely that the fair value of the assets is less than their respective carrying values or a one-step qualitative impairment test.

In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including an analysis of the firm’s contract backlog and sales pipeline. While the contract backlog is confirmed contractual wins, the sales pipeline is evaluated by management to determine the uncertainty of the pipeline. Each potential contractual win is assigned a probability of win score to address the potential uncertainty. Thus, it provides a conservative estimate of any future contractual wins. If, based on the qualitative assessment results, it is concluded that the fair value of a reporting unit may not exceed its carrying value, additional quantitative impairment testing is performed.

The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill).

We use a discounted cash flow approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate being the weighted average cost of capital (WACC) for the firm, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

Given that we operated at a net profit in 2024, we performed quantitative impairment testing as second step to validate our qualitative testing. Based on our quantitative impairment testing, the fair value of goodwill substantially exceeds the carrying value.

Goodwill

	2024	2023
Axxum Technologies	$5,153,266	$5,153,266
Cloudburst Security	1,439,038	1,439,038
Total Cycurion Goodwill	$6,592,304	$6,592,304

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023 for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information require under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CYCURION, INC. AND ITS SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

Cycurion Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cycurion Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income/(loss), mezzanine equity and stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2018.

San Mateo, California

April 17, 2025

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and Cash Equivalent	$38,742	$607,869
Restricted cash	2,048	-
Accounts receivable, net	10,353,708	7,093,371
Other receivables	434,391	455,979
Note receivable - WAVS	-	200,000
Prepaid expenses and other current assets	99,463	56,015
Total current assets	$10,928,352	$8,413,234

Non-current assets
Deposit for acquisition target	2,000,000	2,000,000
Fixed assets, net	20,321	33,662
Software development costs, net	4,151,981	3,703,981
Intangible asset, net	25,000	41,667
Security deposits	10,351	10,351
Goodwill	6,592,304	6,592,304
Investments held in Trust Account	1,834,540	-
Total non-current assets	14,634,497	12,381,965
Total Assets	$25,562,849	$20,795,199

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities
Bank loan-revolving credit line	3,249,067	2,996,753
Bank loan-current portion	774,095	742,141
Loans payable – current portion	408,516	408,516
Subordinated convertible promissory notes	3,333,335	3,333,335
Promissory notes	2,156,989	1,561,111
Loans payable - related parties	148,088	587,400
Accounts payable	3,552,674	2,066,760
Accrued liabilities	3,601,242	2,158,255
Income Tax Payable	12,500	-
Franchise tax payable	13,200	-
Excise tax payable	1,157,161	-
Advance from Sponsor	330,000	-
Deferred revenue	-	253,902
Total current liabilities	18,736,867	14,108,173

Long-term loan payable	146,798	146,798
Series A convertible preferred stock ($0.001 par value, 500,000 shares designated, 345,528 issued and outstanding)	1,294,117	1,294,117
Total non-current liabilities	1,440,915	1,440,915

Total Liabilities	$20,177,782	$15,549,088

Commitments and contingencies [Note 18]

Mezzanine Equity
Common stock subject to possible redemption, $0.0001 par value, 173,879 shares at redemption value of approximately $11.03 per share at December 31, 2024	1,917,309	-

Stockholders’ Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series B convertible preferred stock ($1.00 stated value, 3,000 shares designated, 3,000 and 2,000 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($82.46 stated value, 5,000 shares designated, 4,851 issued and outstanding)	-	-
Common stock ($0.0001 par value, 70,000,000 shares authorized, 10,592,607 and 7,341,607 shares issued and outstanding)	1,059	1,028
Additional paid in capital	6,670,060	9,678,045
Accumulated deficit	(3,203,361)	(4,432,962)
Total Stockholders’ Equity	3,467,758	5,246,111
Total Liabilities and Stockholders’ Equity	$25,562,849	$20,795,199

See accompanying notes to the consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended
	December 31,
	2024	2023

Net revenues	$17,771,485	$19,350,208
Cost of revenues	14,136,742	16,707,148
Gross profit	3,634,743	2,643,060

Operating expenses:
Selling, general and administrative expenses	1,218,630	2,316,649

Operating income (loss)	2,416,113	326,411

Other income (expenses):
Interest income	20,211	-
Interest expense	(1,209,502)	(2,074,089)
Other income	28,020	-
Other expense	(25,241)	(345,548)
Other income (expenses)	(1,186,512)	(2,419,637)

Income (loss) before income taxes	1,229,601	(2,093,226)

Provision before income taxes	-	3,787

Net income (loss)	$1,229,601	$(2,097,013)

Comprehensive income (loss)	$1,229,601	$(2,097,013)

Net income (loss) per common share
Basic income (loss) per common share	$0.08	$(0.14)
Diluted income (loss) per common share	$0.02	$(0.14)

Basic weighted average common shares outstanding	14,968,215	14,782,442
Diluted weighted average common shares outstanding	89,495,790	14,782,442

See accompanying notes to the consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

			Total Cycurion, Inc. Stockholders’ Equity
	Common stock subject to possible		Series B convertible		Series C convertible
	redemption		preferred stock		preferred stock		Common stock				Total
	Number of		Number of		Number of		Number of		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Retroactive Application of Recapitalization to December 31, 2022	-	$-	-	$-	4,851	$-	7,015,886	$701	$7,350,873	$(2,335,949)	$5,015,625

Stock based compensation	-	-	-	-	-	-	325,721	33	327,466	-	327,499
Series B preferred stock and warrant issued	-	-	2,000	-			-	-	2,000,000	-	2,000,000
Net loss	-	-	-	-	-	-	-	-	-	(2,097,013)	(2,097,013)
Balance as of December 31, 2023	-	$-	2,000	$-	4,851	$-	7,341,607	$734	$9,678,339	$(4,432,962)	$5,246,111

Series B preferred stock and warrant issued	-	-	1,000	-	-	-	-	-	1,000,000	-	1,000,000
Board Compensation	-	-	-	-	-	-	-	-	10,000	-	10,000
Acquisition of WAVS	173,879	1,917,309	-	-	-	-	3,251,000	325	(4,018,279)	-	(4,017,954)
Net loss	-	-	-	-	-	-	-	-	-	1,229,601	1,229,601
Balance as of December 31, 2024	173,879	$1,917,309	3,000	$-	4,851	$-	10,592,607	$1,059	$6,670,060	$(3,203,361)	$3,467,758

See accompanying notes to the consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,229,601	$(2,097,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	10,000	327,499
Amortization of debt discount	6,566	1,094,131
Depreciation of fixed assets	13,341	25,822
Amortization of software development cost	16,667	-
Changes in operating assets and liabilities:
Change of right of use asset and lease liabilities	-	(7,810)
Accounts and other receivables	(3,238,749)	(4,636,805)
Advance and prepayments to suppliers	(43,448)	(40,917)
Accounts and other payables	908,854	3,105,223
Accrued interest	(20,211)	-
Deferred revenue	(253,902)	242,099
Net cash used in operating activities	(1,371,281)	(1,987,771)

Cash flows from investing activities
Acquisition of WAVS	2,048	-
Promissory note issued by WAVS	(439,114)	(200,000)
Purchase of plant and equipment	-	(12,774)
Software development cost	(448,000)	(493,933)
Net cash used in investing activities	(885,066)	(706,707)

Cash flows from financing activities
Proceeds from private placement	1,000,000	2,000,000
Net proceeds from line of credit	252,314	5,346
Repayment of all bank borrowings	31,954	(193,305)
Proceeds from loans payable	-	339,500
Repayments of loans payable	-	(29,379)
Proceeds from notes payable by WAVS	255,000	-
Proceeds from notes payable	135,000	550,000
Proceeds from notes payable - related parties	15,000	534,000
Net cash provided by financing activities	1,689,268	3,206,162

Net change in cash and restricted cash	(567,079)	511,684
Cash –beginning of period	607,869	96,185
Cash–end of period	$40,790	$607,869

Restricted cash - end of period	$2,048	$-
Cash - end of period	$38,742	$-

Supplementary cash flow information:
Interest paid	$-	$501,337
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2024 and 2023

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Cycurion, Inc (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.; the “Company” or “we”) was incorporated on October 12, 2017, in the state of Delaware. Through its subsidiaries, the Company provides premier information technology security solutions. The Company continually strives to deliver top-notch services in the areas of risk management, cybersecurity, information assurance, systems engineering and help desk solutions. The Company is headquartered in McLean, Virginia. On July 14, 2020, the Company changed its corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.

On November 22, 2017, the Company acquired Axxum Technologies, LLC (“Axxum”), a limited liability company organized on December 29, 2006, in the Commonwealth of Virginia.

On April 3, 2019, the Company acquired Cloudburst Security, LLC (“Cloudburst”), a limited liability company organized on January 12, 2007, in the Commonwealth of Virginia.

Business Combination

On November 21, 2022, the Company and Western Acquisition Ventures Corp.(“WAVS”), among other parties, entered into an Agreement and Plan of Merger, such that the Company would become a wholly-owned subsidiary of WAVS. In connection therewith, WAVS filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, which, upon its review, then issued certain comments.

WAVS has advised the Company that it expects that it will file an amendment to the Registration Statement and, on April 26, 2024, the parties amended and restated the Business Combination Agreement essentially to update the representations and warranties and to provide for the Omnibus Exchange Agreement whereby the holders of the Series A, B, C, and D preferred stock of Cycurion agree to exchange those shares for equivalent Series A, B, C, and D preferred stock of WAVS.

On February 14, 2025, the parties completed the Business Combination. As a result of the Business Combination, each ordinary share of Old Cycurion was cancelled and converted into shares of Company common stock, on the terms set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the aggregate number of shares of Company common stock that was delivered as consideration in the Business Combination was capped at 15,000,000 shares. Concurrently with the completion of the Business Combination, the Company issued an aggregate of 6,543,073 shares of common stock, 106,816 shares of Series A preferred stock (“Class A Convertible Preferred Stock”), 3,000 shares of Series B preferred stock (“Class B Convertible Preferred Stock”), 4,851 shares of Series C preferred stock (“Class C Convertible Preferred Stock”), 6,666,667 shares of Series D preferred stock (“Class D Convertible Preferred Stock”), 680,875 Series A warrants, 6,000,000 Series B warrants, 7,272,728 Series D warrants , 270,171 common stock warrants, 472,813 shares of common stock issued in connection with the Series D private placement, 500,000 shares of common stock issued to A.G.P./Alliance Global Partners (“A.G.P.”), 250,000 shares of common stock issued to Seward & Kissel LLP and 78,803 shares of common stock issued to Baker & Hostetler LLP.

Notwithstanding the legal form of the Business Combination pursuant to the Business Combination, the Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP because Cycurion is the operating company and has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), while WAVS is a blank check company.

Under the reverse recapitalization model, the Business Combination was treated as Cycurion issuing equity for the net assets of WAVS, with no goodwill or intangible assets recorded.

While WAVS was the legal acquirer in the Business Combination, because Predecessor Cycurion was deemed the accounting acquirer, the historical financial statements of Predecessor Cycurion became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Predecessor Cycurion prior to the Business Combination; (ii) the combined results of WAVS and Predecessor Cycurion following the closing of the Business Combination; (iii) the assets and liabilities of Predecessor Cycurion at their historical cost; and (iv) the Company’s equity structure for all periods presented.  In connection with the consummation of the Business Combination, WAVS was renamed “Cycurion Inc,

In accordance with the applicable guidance, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Predecessor Cycurion common shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Predecessor Cycurion prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States , which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of December 31, 2024, there was substantial doubt regarding the Company’s ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the year ended December 31, 2024 and from prior periods. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of December 31, 2024, the Company had an accumulated deficit of $3.2 million and a working capital deficit of $7.8 million. In addition, the Company had a net cash outflow of $1.4 million from operating activities during the year ended December 31, 2024. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2023.

Management’s plan is to continue improve operations to generate positive cash flows and register shares of its common stock in order to undertake a public offering to raise additional capital. Management believes that the valuation and liquidity brought by a public offering of its securities will allow holders of convertibles notes, and convertible preferred stockholders the mechanism to convert their securities into common stock that will reduce the Company’s overall leverage and debt service requirement. If the Company is not able to continue generating positive operating cash flows, and raise additional capital, there is the risk that the Company may become insolvent.

Restricted Cash

In accordance with the Trust agreement, the Company is permitted to withdraw interest from the Trust Account to pay its tax obligations, including federal income taxes and state franchise taxes. The balance of this withdrawal is included in restricted cash in the amount of $2,048 on the accompanying balance sheet, representing the amounts available exclusively for payment of current tax liabilities.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), which include the application of the accrual basis of accounting in accordance with GAAP. The Company’s fiscal year end is December 31. The Company’s financial statements are presented in US dollars.

Principles of consolidation

These financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Axxum Technologies, LLC, Cloudburst Security, LLC, Cycurion Innovation, Inc., and Western Acquisition Ventures Corp. All significant inter-company balances, fees, and expenses have been eliminated in consolidation.

Reclassification

Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net income (loss), or cash flows for any periods presented.

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

Use of estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures regarding contingent liabilities at the date of the financial statements. These estimates may affect the reported amounts for certain revenues and expenses incurred during the reporting period; actual results may materially differ from these estimates.

Cash Held in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in cash. During the period ended December 31, 2023, the assets held in the Trust Account were held in mutual funds that invest in U.S Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less than three months from inception to maturity. The Company’s primary bank deposits are located in the United States. Those deposits are provided protection under FDIC insurance up to maximum of $250,000. The amount in excess of the FDIC insurance as of December 31,2024, was approximately $1,985,524. Management has determined that the risk of loss from insolvency by the financial institutions at which it has deposited it funds is insignificant and unlikely; accordingly, the Company has not accrued for any potential losses.

The Company had $38,742 and $607,869 in cash and did not have any cash equivalents as of December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company also had $2,048 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

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

As of December 31, 2024 and 2023, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Common stock subject to possible redemption as of December 31, 2022	117,299,975
Less:
Redemption	(114,329,594)
Add:
Accretion of carrying value to redemption value	337,983
Common stock subject to possible redemption as of December 31, 2023	$3,308,364
Less:
Redemption	(1,403,558)
Add:
Increase of carrying value to redemption value due to change in tax	12,503
Common stock subject to possible redemption as of December 31, 2024	$1,917,309

Accounts receivable

Accounts receivable is stated at the original amount less an allowance for credit losses.

Accounts receivable is recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Accounting Standards Codification (“ASC”) Topic 326): Measurement on Credit Losses on Financial Instruments”, including certain subsequent amendments, transitional guidance and other interpretive guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for credit losses considers factors such as historical credit loss experience, age of receivable balances, subsequent collection, current market conditions, reasonable and supportable forecasts of future economic conditions, as we

The Company evaluates its accounts receivable for expected credit losses on a regular basis. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. The Company considers factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history, credit-worthiness and other specific circumstances related to the accounts. If there is strong evidence indicating that the accounts receivable is likely to be unrecoverable, the Company also makes specific allowance in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted.

The Company also assessed the creditworthiness and solvency of its customers at December 31, 2024 and 2023 determined that those customers were unlikely not to settle their balances in full; accordingly, as of December 31, 2024 and 2023, the Company’s estimated allowance for credit losses was both zero.

Property, plant, and equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the equipment are as follows:

Office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvement	Co-terminal with lease
Capital lease	1 year
Software	3 years

The cost of maintenance and repairs to fixed assets are charged to expenses as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. Goodwill is reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). Fair value is generally determined using a discounted cash flow analysis. During the years ended December 31, 2024 and 2023, no impairment of goodwill was recognized.

Software development costs

The Company is undergoing new SaaS product development based on an acquired SaaS platform in previous years, which has not been utilized in its original form. Cost occurring for the acquired SaaS platform and following added functionalities, modules, and redesigned features of the distinct new SaaS product are accounted for under ASC 985-20 (Costs of Software to Be Sold, Leased, or Marketed). Development costs were capitalized as “Software Development in Progress” after achieving technological feasibility.

Accounting for long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry or new technologies. Impairment is present if the carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Bank loans

The Company accounts for borrowings from banks as either current or long-term borrowings. Origination and closing costs for long term borrowings are accounted for using the effective interest method and accreted to the Company’s outstanding balances owed over the life of the long-term loan, and the related interest expense is recognized to the results of operations.

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers. Revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

In applying ASC 606, the Company will recognize revenue when the Company has negotiated and formalized the terms of the transaction in the form of written contracts with their customers that set forth the sales price, the scope of services to be delivered by professional technology infrastructure and cyber engineers measured in hours, accompanied by hourly billing rates, and payment terms; typically, the performance obligations in the contract are the delivery of service hours; when the Company has obtained evidence that the service has been delivered and the performance obligations have been fulfilled, it will record revenue and either recognize an asset such as accounts receivable or decrease deferred revenue from its liabilities.

Management has determined that its services business can be segregated into four lines of business. Each line of business has its own methodology for recognizing revenue.

Advisory Consulting

The Company enters into service agreements with customers that will set forth the responsibilities of both parties, including the type of service to de delivered, the timing of the delivery of those services, and the associated price per unit for such services. The unit of measure in the agreement is typically hours. The advisory consulting services represent a single performance obligation, as they constitute a series of distinct hourly services that are substantially the same and transferred to the customer over time. The revenue from advisory service agreement will also set forth the timing of payments by the customers which is typically between 60 and 90 days from the date that an invoice is issued to the customer. The Company issues invoices when management has received acknowledgment from the customer that it has rendered service as measured in hours to the customer. As a practical matter, the Company continuously delivers service to customers, and the customer receives benefits from those services over time. The revenue advisory consulting is recognized over time as services are rendered, based on contractual hourly rates, and when the Company has received the aforementioned acknowledgement from its customers that service has been rendered related to hours accumulated over period of time, such as a week, or two weeks, or a month, which is determined on a customer by customer basis. The Company’s contracts do not include terms for returns, or warranties, or guarantees, or rebates, or discounts on the services rendered. The company also enters into annual contracts with customers to provide ongoing advisory and consulting services. Services are delivered continuously over the contract term and customers are billed periodically. The annual service contract represents a single performance obligation because the services are a series of distinct, substantially similar acts that are inseparable and transferred over time. Revenue is recognized over time straight-line over the contract term.

Managed Security Service Practice (MSSP)

Management has determined that its managed security service practice is a bundle of cybersecurity software tools, and expert 24x7x365 monitoring and breach resolution service that is accounted for as a single performance obligation that is delivered over time which is typically a month; the components of the bundle have individual commercial value; however, management believes assigning stand-alone value to each component is impractical because each component would not be able to be fully implemented or utilized if not packaged with the other components; therefore, management believes the MSSP can only be sold as a bundle package over time. At the time that the Company recognizes revenue it is has either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer; in the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation; a majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter; the Company typically receives payment for these contracts within thirty to ninety days of delivery of service. The Company does not sell monitoring time, security software-tools, and breach resolution as stand-alone services, as the customer would not receive the benefits of these items if they were not sold as an integrated package. The cybersecurity needs to monitor the customer cybersecurity environment regularly, stay up to date on cyberthreats and solutions, maintain its software tools, and then address threats identified, or rectify situations when customer environments have been breached. It is not practical or viable to sell these components separately, as customers expect comprehensive solutions. While the components are separately identifiable, management does not believe they could market the components individually. The Company’s management does not believe their customers can benefit from the individual components alone, and there are not readily available resources in the market that can be obtained to make those components viable. The continuous monitoring allows the Company to identify and either neutralize and or rectify breaches by having up to the minute first-hand information, and the tools allow the Company to implement solutions rapidly; the absence all of the components would render the solutions and service offering significantly devalued and non-competitive in the marketplace.

The Company believes MSSP meets the criteria to combine the goods and services under a single performance obligation. The Company believes combined integrated solution is delivered continuously over a period of time; in accordance with the terms of the contract between the Company and its customers, the Company receives prepayments in advance from its customers, and recognizes those payments to revenues over a period of time, which is typically each month.

Managed Service Provider (MSP)

The Company’s managed service provider (MSP) service offering is the provision of IT infrastructure support to customers, specifically in the areas of desktop support, on-site troubleshooting, and cloud-based network infrastructure troubleshooting. This service is accounted for as a single performance obligation that is delivered over time, which is typically a month; At the time that the Company recognizes revenue, it either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer; in the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation; a majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter; the Company typically receives payment for these contracts within thirty to ninety days of delivery of service.

MSP requires the integration of tools and labor in order for a customer to receive any benefit from the services provided. The Company refers to the guidance in ASC 606-10-25-19 to provide an analysis regarding this accounting recognition of this integrated service. Under MSP, the customer cannot receive any benefit purely from labor or individual software tools as a stand-alone service. The tools that the Company deploys require engineers to decipher results and develop solutions to problems during the service period covered in a contract.

While components can be separately identified, they must be used in conjunction with each other to serve the Company’s customers. The Company must continuously make available support engineers to customers whenever they need support and troubleshooting. The service includes remote resolution of issues or going onsite to customer locations to solve problems. The Company’s contracts with customers require the Company to have these resources available during the length of the contract; therefore, these services are continuously delivered as a service over time; accordingly, the Company recognizes revenue for such MSP contract on a monthly basis.

Software as a service (SaaS)

Management has determined that its software as a service is a suite of cybersecurity tools that are delivered either remotely or on customer premises. The service is delivered on a monthly basis. The cybersecurity tools are typically sold as a package; however, the individual components of the suite of tools can either be sold individually or bundled together. Nevertheless, if they are sold individually, or as a bundle, they are all delivered over time; accordingly, the Company recognizes revenue over time, which is typically monthly; At the time that the Company recognizes revenue it is has either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer; in the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation ; a majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter; the Company typically receives payment for these contracts within thirty to ninety days of delivery of service.

The Company’s SaaS is delivered continuously over time; it is a subscription service where the Company provisions a suite of security software tools to its customers accessed via the internet that allows the customers to protect themselves from cyber-attacks using multiple tools within the suite. This subscription service is recognized to revenue monthly.

The Company’s disaggregated revenues for the year ended December 31, 2024 and 2023 were as follows:

	Years ended
	December 31,
	2024	2023

Advisory Consulting	$17,441,216	$19,256,173
Managed Security Service Practice (MSSP)	318,079	77,385
Software as a Service (Saas)	12,190	16,650
	$17,771,485	$19,350,208

The following table shows the changes in the contract liabilities accounts shown as deferred revenue of the Company’s consolidated balance sheets as of December 31, 2024 and 2023.

	December 31,	December 31,
	2024	2023
Balance, beginning of year	$253,902	$11,803
Deferral of revenue	-	253,902
Recognition of deferred revenue	(253,902)	(11,803)
Balance, end of year	$-	$253,902

Deferred Revenue

As of December 31, 2024 and 2023, non-cancelable contract obligations that the Company must fulfill have been recognized as deferred revenue liability on the Company’s consolidated balance sheets.

Cost of revenue

Cost of revenue primarily consists of compensation expenses for program personnel, and the fringe benefits associated with this compensation, subcontractor costs, and other direct expenses incurred to deliver services to customers.

Selling, general, and administrative expenses

Selling, general and administrative expenses are expensed as incurred.

Research and development

The Company expenses research and development as incurred. During the years ended December 31, 2024 and 2023, the Company incurred no research and development expenses.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

As of December 31, 2024, common stock equivalents were excluded from the computation of diluted  net loss per share as the result of the computation was anti-dilutive (see Note 16).

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Lease

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants, Private Placement Warrants, and all other warrants issued qualify for equity accounting treatment.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and whether the Company will apply the standard prospectively or retrospectively.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). ASU 2023-07 was effective for the year ended December 31, 2024 and interim periods thereafter.

NOTE 3 — ACCOUNTS RECEIVABLES

Accounts receivables consisted of the following As of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Gross accounts and other receivables	$10,353,708	$7,093,371
Less: Allowance for credit losses	-	-
	$10,353,708	$7,093,371

During the years ended December 31, 2024 and 2023, the Company have not written off any outstanding receivable.

NOTE 4 — DEPOSIT FOR ACQUISITION TARGET

As of December 31, 2020, the Company had contemplated the acquisition of SLG Innovation, Inc. (“SLG”); accordingly, as of such date, the Company set aside $1,401,923 as a non — refundable deposit for the potential acquisition, which refundable deposit included $561,808 of cash advances and loans to SLG, $20,000 of capitalized transaction costs, and $820,025 in accounts receivable owed to the Company by SLG that had been accumulated in the course of doing business. On May 13, 2021, the Company entered into an agreement, the result of which would have been the acquisition of substantially all of SLG’s assets and certain of its liabilities. That agreement allowed for the Company to terminate the acquisition agreement and abandon the transaction contemplated thereby.

For any reason or for no reason in its sole and absolute discretion prior to December 31, 2021, with no further obligations on its part to SLG or any third party. Subsequently, the Company and SLG modified the May 13, 2021 agreement such that the Company would purchase only certain specified assets from SLG, specifically, certain identifiable sales contracts, but not all or substantially all of the assets of SLG. The modified agreement set forth the consideration that the Company would have paid to SLG, which consideration would have included the refundable deposit, the outstanding balance of which, as of December 31, 2024 and 2023, was $2,000,000. As of each of those dates, the refundable deposit was comprised of $561,808 in cash advances and loans to SLG, $20,000 of related due diligence costs, and $1,418,192 in accounts receivable owed to the Company by SLG. On April 29, 2023, the Company and SLG agreed to supersede the modified May 13, 2021 agreement with a unidirectional letter of intent (the “Unidirectional SLG LOI”) that binds SLG to a transaction but does not bind the Company. The Unidirectional SLG LOI provides that, if the Company does not terminate the transaction contemplated thereby on or before April 30, 2024, the Company will, through a specific structure to be finalized, acquire SLG or all or substantially all of its assets and, in connection with an asset transaction, assume all or substantially all of its liabilities. The agreed-upon valuation for the transaction contemplated by the Unilateral SLG LOI consisted three parts. The first was the $2,000,000 aggregate receivable from SLG in the Company’s favor; the second was the estimated amount of payables $2,136,445) of SLG in favor of RCR Technology Corporation (“RCR”), exclusive of any payables generated by SLG in favor of RCR during the 90 days prior to the closing of the transaction contemplated by the Unidirectional SLG LOI; and the third was a calculated number of shares of capital stock (996,355) of the Company. In connection with the transaction contemplated by the Unidirectional SLG LOI, on April 29, 2023, the Company and RCR entered into a separate, but related, unidirectional letter of intent (the “Unidirectional RCR LOI”) that binds RCR to a transaction but does not bind the Company. That transaction would be the purchase by the Company from RCR of the payables of SLG in favor of RCR, exclusive of any payables generated by SLG in favor of RCR during the 90 days prior to the closing of the transaction contemplated by the Unidirectional SLG LOI. The agreed-upon valuation for the transaction contemplated by the Unilateral RCR LOI was the estimated amount of payables of SLG in favor of RCR, exclusive of any payables generated by SLG in favor of RCR during the 90 days prior to the closing of the transaction contemplated by the Unidirectional SLG LOI. Upon closing of the transaction contemplated by the Unidirectional RCR LOI, the Company will issue to RCR that number of shares of capital stock of the Company set forth in the Unidirectional RCR LOI. In addition to the Company’s unilateral termination rights under the Unidirectional RCR LOI, the transaction contemplated thereby is also fully conditioned upon the closing of the transaction contemplated by the Unidirectional SLG LOI. In the event that the Company is unable to complete this transaction, the Company’s management believes it would not be able to recover the deposit from SLG as it is non-refundable; however, management believes failure to complete the transaction is remote.

NOTE 5 — FIXED ASSETS, SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSET

Fixed assets consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
At Cost:
Equipment	$125,546	$125,546
Furniture and fixtures	26,339	26,339
Leasehold improvements	62,721	62,721
Capital lease	23,004	23,004
Software	13,500	13,500
	251,110	251,110

Less: Accumulated depreciation
Equipment	121,869	107,977
Furniture and fixtures	19,396	24,446
Leasehold improvements	62,721	62,721
Capital lease	19,897	19,897
Software	6,906	2,407
Less: Accumulated depreciation	230,789	217,448

	$20,321	$33,662

During the years ended December 31, 2024 and 2023, the Company recorded depreciation expenses in cost of revenue of $3,937 and $3,899, respectively, and selling, general and administrative expenses of $9,404 and $21,923, respectively.

Software development costs consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
At Cost:
Software development cost	4,151,981	3,703,981

During the years ended December 31, 2024 and 2023, the Company incurred software development costs of $448,000 and $493,933, respectively.

In 2024, the Company reclassed software development costs from fixed asset to software development costs. The Company continuing incurs costs to develop new modules, functionalities, and integrations on previous purchased SaaS platform in order to develop a new product with differentiated offering. As of December 31, 2024, the SaaS platform is still undergoing development stage and not ready for external sales. No amortization has been recorded during the years ended December 31, 2024 and 2023.

In 2024, the Company reclassed a part of software from fixed asset to software development costs.

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
At Cost:
Contractual relationship	$66,361	$66,361
Implementation	28,099	28,099
Software	100,000	100,000
	194,460	194,460
Less: Accumulated amortization
Contractual relationship	66,361	66,361
Implementation	28,099	28,099
Software	75,000	58,333
	169,460	152,793

	$25,000	$41,667

During the years ended December 31, 2024 and 2023, the Company recorded amortization expenses in selling, general and administrative expenses of $16,667 and $16,667, respectively.

NOTE 6 — GOODWILL

Acquisition of Axxum Technologies, LLC.

On November 22, 2017, the Company entered into a share transfer agreement with Axxum and the two prior members of Axxum to purchase 100% of the members’ equity interest in the Company in exchange for $6,500,000 in cash and $500,000 in two subordinated convertible promissory notes for $250,000 each, payable to the two members of Axxum. Accordingly, Axxum became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Axxum’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value; the difference between the purchase price paid for the acquisition of Axxum and the net asset value derived from the assets and liabilities of Axxum at the date of acquisition has been recognized as goodwill. Accordingly, the purchase costs of $6,500,000 in cash, $500,000 in promissory notes, and $140,005 in capitalized transaction costs, less $573,150 in adjustment in working capital that is recoverable from sellers resulted in a total purchase cost of $6,566,855; the net asset value of Axxum at the date of acquisition was $1,413,589; accordingly, the Company recognized $5,153,266 in goodwill related to the acquisition of Axxum.

Acquisition of Cloudburst Security, LLC.

On April 3, 2019, the Company entered into a membership interest purchase agreement with Cloudburst Security, LLC, a Virginia limited liability company, and its two equity holders to purchase 100% of the issued and outstanding units in exchange for $500,000 in cash; $540,000 for a promissory note to one equity holder and $360,000 to the other; and 111,628 and 74,420 shares of the Company’s common stock to the two equity holders, respectively, on a post-split basis. Accordingly, Cloudburst became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Cloudburst’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value; the difference between the purchase price paid for the acquisition of Cloudburst and the net asset value derived from the assets and liabilities of Cloudburst at the date of acquisition has been recognized as goodwill. The purchase costs of $500,000 in cash, $900,000 in promissory notes, $300,000 in 186,048 shares of the Company’s common stock, $1,400,000 in contingent earnout, $62,305 in capitalized transaction costs, resulted in a total purchase cost of $3,162,305; the net asset value of Cloudburst at the date of acquisition was $323,267; accordingly, the Company recognized $2,839,038 in goodwill related to the acquisition of Cloudburst. On April 20, 2022, the holders of the (i) $900,000 promissory notes and (ii) 186,048 shares of the Company’s common stock tendered them to the Company for cancellation.

Relevant factors to the Company’s assessment of the carrying value of goodwill for both business combinations in accordance to the fair value hierarchy under the category of level 3 are as follows: estimation of the growth rate of future incoming and outgoing cash flows, certain elements that comprise the appropriate weighted average cost of capital, such as the equity of potential market participants for comparability analysis, and the Company’s sensitivity to outside factors that would lead to variation in the aforementioned cash flows and weighted average cost of capital.

The Company’s management reviewed the performance of Cloudburst and its manager during the year ended December 31, 2020 and determined that Cloudburst had not met the performance targets set forth at the time of acquisition; as a result, the manager of Cloudburst was dismissed. Management of the Company performed a quantitative analysis of the carrying value of the subsidiary and its related goodwill by preparing a future discounted cash flow analysis, which included variables such as expectations on future cash flows, calculation of the cost of capital, and the probability of capturing certain contracts under the framework of Cloudburst being a federal government approved service provider, and determined that the fair value as of December 31, 2020 was lower than the carrying value that was previously established at the point of acquisition; accordingly, during the year ended December 31, 2020, the Company determined that the contingent earnout should be de-recognized, and written off in its entirety in the amount of $1,400,000 to the Company’s result of operations, and, as a result of the above assessment, the Company recognized an impairment of goodwill in the amount of $1,400,000 that was also recognized to the Company’s results of operations. The Company’s ending goodwill related to the acquisition of Cloudburst after recognizing impairment was $1,439,038.

Goodwill	2024	2023
Axxum Technologies	5,153,266	5,153,266
Cloudburst Security	1,439,038	1,439,038
Total Goodwill	6,592,304	6,592,304

NOTE 7 — BANK LOANS

Bank loan-revolving credit line

On November 22, 2017, Axxum procured from Main Street Bank a revolving line of credit with a maximum of up to $1,000,000, subject to certain restrictions based on available collateral pledged to the bank in the form of accounts and trade receivables owed by the Company’s customers. This revolving credit line is available for one year, at which point it may be renewed by Axxum. Axxum incurred origination and closing costs for this line of credit in the amount of $10,000, which Axxum has recognized a prepaid expense that will amortize over one year as interest expense. The stated rate of interest of the revolving line of credit is the prime rate plus 100 basis points, which, at the time of the loan, was 4.50%.

On April 18, 2019, Axxum, Cloudburst, and the Company collectively renewed the revolving line of credit with a maximum aggregate principal sum of $2,000,000 with Main Street Bank. The stated rate of interest of the revolving line of credit increased to 5.75% at the time of the renewal.

On June 29, 2020 and again on June 30, 2021, the Company amended the revolving line of credit with an extension of the maturity date to March 31, 2024. The stated rate of interest of the revolving line of credit decreased to 5.25% at the time of the first amendment and an additional 5% default interest on the second amendment.

As of December 31, 2024, the stated rate of interest of the revolving line of credit was 8.50%. The outstanding balance of the Line of Credit was $3,249,067 as of December 31, 2024.

Bank term loan Concurrent with Axxum’s procurement of the above-mentioned revolving credit line, Axxum also procured a term loan from Main Street Bank in the amount of $5,250,000 with an expiration of December 31, 2024. The loan is subject to a monthly repayment of principal in the amount of $109,375. The loan carries a stated adjustable interest rate of the prime rate plus 200 basis points, which, at the time of the loan, was 5.50%. Axxum incurred closing and origination costs totaling $211,729. The imputed interest rate after giving effect for the closing and origination costs was 7.82%.

Axxum is subject to the following affirmative loan covenants: (i) on or after December 31, 2017 but prior to June 30, 2018, minimum tangible net worth (net liability) of $2,250,000; on or after June 30, 2018 but prior to June 30, 2019, minimum tangible net worth (net liability) of $1,250,000; on or after June 30, 2019 but prior to December 31, 2019, minimum tangible net worth (net liability) of $950,000; on or after December 31, 2019 but prior to June 30, 2020, minimum tangible net worth (net asset) of $1750,000; on or after June 30, 2020 but prior to December 31, 2020, minimum tangible net worth (net asset) of $2,500,000; on or after December 31, 2020 but prior to June 30, 2021, minimum tangible net worth (net asset) of $3,000,000; on or after June 30, 2021 but prior to December 31, 2021, minimum tangible net worth (net asset) of $3,500,000; on or after December 31, 2021, minimum tangible net worth (net asset) of $5,000,000, (ii) interest coverage ratios must be greater than 1.25-to-1, measured on quarterly basis, using a rolling four-quarter basis, beginning with the fiscal quarter ending December 31, 2017, (iii) the Company and Axxum must achieve minimum consolidated earnings before tax interest, tax, depreciation and amortization of (“EBITDA”) greater than $300,000 per quarter, and (iv) annual capital expenditures must be less than $50,000. Management conferred with the bank regarding the covenants and determined that the Company was in compliance after giving effect to clarification in the definitions and formulas set forth by the bank in regard to the calculation of the above covenants.

On April 18, 2019, Axxum, Cloudburst, and the Company collectively amended the Loan and Security Agreement, including the addition of Cloudburst as a borrower. The stated interest rate increased to 6.75% and the loan covenants remained the same.

On June 29, 2020, the Company amended and restated the Loan and Security Agreement by extending the maturity date to March 22, 2024 with a monthly repayment of principal in the amount of $62,500 on or after June 22, 2020. The stated interest rate decreased to 6.25%.

The loan covenants were replaced as follows: (i) on or after June 30, 2020 but prior to December 31, 2020, minimum tangible net worth (net liability) of $2,750,000; on or after December 31, 2020 but prior to June 30, 2021, minimum tangible net worth (net liability) of $2,250,000; on or after June 30, 2021 but prior to December 31, 2021, minimum tangible net worth (net liability) of $1,750,000; on or after December 31, 2021, but prior to June 30, 2022, minimum tangible net worth (net liability) of $1,250,000; on or after June 30, 2022 but prior to December 31, 2022, minimum tangible net worth (net asset) of $500,000; on or after December 31, 2022, but prior to June 30, 2023, minimum tangible net worth (net asset) of $1,250,000; on or after June 30, 2023 but prior to December 31, 2023, minimum tangible net worth (net asset) of $2,000,000; on or after December 31, 2023, minimum tangible net worth (net asset) of $2,500,000, (ii) interest coverage ratios must be greater than 1.20-to-1, measured on quarterly basis, using a rolling four-quarter basis, beginning with the fiscal quarter ending June 30, 2020 (iii) the Company must achieve minimum consolidated earnings before tax interest, tax, depreciation and amortization of (“EBITDA”) greater than $300,000 per quarter, and (iv) annual capital expenditures must be less than $50,000.

As of December 31, 2024, the stated rate of interest of the loan was 9.5%.

The Company has categorized balances due within one operating period as current and those payments due after one operating period as long-term. As of December 31, 2024 and 2023, the Company recorded bank loan-current portion of $774,095, net of debt discount of $1,097  and $742,141, net of debt discount of $1,097 and bank loan-long term portion of $0, net of debt discount of $0 and $0, and net of debt discount of $0 and, respectively.

Pledge agreement

Concurrent with Axxum’s procurement of the above-mentioned revolving credit line and loan, Axxum entered into a Pledge Agreement. The following pledges of collateral and credit enhancement were made by Axxum and the Company as the sole member of Axxum: (i) the Company equity ownership in Axxum and (ii) all of Axxum’s assets, such as accounts, instruments, equipment, fixtures, deposit accounts, letter of credit rights, and any other assets. All future debt is subordinated to the bank term loan until the term loan is repaid in full. Personal guarantees have also been made by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the term loan.

On April 18, 2019, Axxum, Cloudburst, and the Company collectively amended the Pledge Agreement, including the addition of Cloudburst as a pledgor. The following pledges of collateral and credit enhancement were made by Axxum, Cloudburst, and the Company: (i) all of the equity of Axxum, Cloudburst and each other subsidiary of the Company then owned or hereafter acquired by the Company and (ii) all rights to which the owner of the pledged equity then or may thereafter become entitled by virtue of owning such pledged equity and being a member of Axxum, Cloudburst, and each other subsidiary of the Company.

During the year ended December 31, 2024 and 2023, the Company record amortization of discount of $0  and $5,482, respectively.

NOTE 8 — LOANS PAYABLE

EIDL Loan

On July 16, 2020, the Company executed the standard loan documents required for securing loans (the “EIDL Loan”) offered by the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL Loan. Installment payments, including principal and interest, are due monthly beginning July 16, 2021 (twelve months from the date of the EIDL Loans) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL Loan. The Company recorded note payable as $3,202  of loan payable under current liability and $146,798 of long-term loan payable, respectively, as of December 31, 2024 and 2023.

Other loan payable

On March 20, 2023, the Company entered into a receivable purchase agreement (the “RPA Loan”) for case received of $339,500, with a specified interest rate of 8.00%, due January 20, 2024. The RPA Loan requires weekly payments of $15,302, until $489,650 is repaid. As of December 31, 2024 and 2023, the Company recognized a balance owing of $405,314, respectively and the loan is in default.

NOTE 9 — SUBORDINATED DEBT

Subordinated promissory notes payable

As part of the consideration for the acquisition of Axxum by the Company, the Company issued two subordinated convertible promissory notes for $250,000 each to the prior members of Axxum as partial consideration for their equity interest in Axxum. These notes became due on May 22, 2020. They carry an annual interest rate of 4% with quarterly coupon payments due on February 22, 2018, May 22, 2018, August 22, 2018, November 22, 2018, February 22, 2019, and the on the 22nd day following the end of each quarter in subsequent periods. Each note is entitled to be converted into 25,000 shares of the Company’s common stock at an effective conversion price of $10.00 per share on or after November 22, 2019. The notes were amended to extend the maturity date to August 1, 2021. During the year ended December 31, 2021, one convertible promissory note of $250,000 was converted into 100,000 shares of common stock. The remaining $250,000 become default and the Company has determined that there was no beneficial conversion feature resulting from the issuance of the note.

As bridge capital until the Company closes the next round of equity capital, the Company issued three promissory notes in the aggregate principal value of $77,250 to two investors. One note with a principal value of $131,250 was due on March 23, 2020, representing $6,250 in Guaranteed Interest; another note with a principal value of $303,000 was due on June 30, 2020, representing $2,500 in original issuance discount and $500 in guaranteed interest; a third note with a principal value of $303,000 was due on October 5, 2020, representing $2,500 in original issuance discount and $500 in interest. The first note carries an annual interest rate of 5%, whereas the other two notes carry an annual interest rate of 4.5% that commenced upon the funding date through the date of repayment. During the year ended December 31, 2020, the Company repaid $437,250; accordingly, as of December 31, 2020, there was one promissory note outstanding with principal of $300,000.

During the year ended December 31, 2021, the Company refinanced the $300,000 outstanding note by issuing a new unsecured promissory note for a principal value of $300,000 with an annual interest rate of 24.0%. Additionally, the Company issue a second and third unsecured promissory note for working capital purposes in the amounts of $300,000 and $100,000, each with an annual interest rate of 24.0%.

On April 20, 2022, the Company issued to an otherwise unaffiliated investor a $100,000 promissory note for $100,00 in gross proceeds.

On June 21, 2022, the Company issued to an otherwise unaffiliated investor a $125,000 promissory note for $125,000 in gross proceeds.

On September 21, 2022, the Company issued to an otherwise unaffiliated investor a $355,000 promissory note for $205,000 in gross proceeds. The company has existing borrowing of $125,000, that is being refinanced and is now included in this note.

On November 23, 2022, the Company retired two promissory notes, one note totaling $355,000, and a second note totaling $100,000.

On February 25, 2023, the Company issued to an otherwise unaffiliated investor a $333,333 promissory note for $300,00 in gross proceeds.

On February 28, 2023, the Company issued to an otherwise unaffiliated investor a $277,778 promissory note for $250,000 in gross proceeds.

On September 6, 2024, the Company issued a promissory note in the amount of $13,500 for $10,000 in proceeds to an unaffiliated investor.

On September 6, 2024, the Company issued a promissory note in the amount of $13,500 for $10,000 in proceeds to an unaffiliated investor.

On September 6, 2024, the Company issued a promissory note in the amount of $13,500 for $10,000 in proceeds to an unaffiliated investor.

On November 22, 2024, the Company issued a promissory note in the amount of $15,789 for $15,000 in proceeds to an unaffiliated investor.

On November 22, 2024, the Company issued a promissory note in the amount of $5,263 for $5,000 in proceeds to an unaffiliated investor.

On November 22, 2024, the Company issued a promissory note in the amount of $31,579 for $30,000 in proceeds to an unaffiliated investor.

On November 22, 2024, the Company issued a promissory note in the amount of $10,526 for $10,000 in proceeds to an unaffiliated investor.

On December 5, 2024, the Company issued a promissory note in the amount of $70,000 for $70,000 in proceeds to an unaffiliated investor.

On December 20, 2024, the Company issued a promissory note in the amount of $5,100 for $5,000 in proceeds to an unaffiliated investor.

On December 20, 2024, the Company issued a promissory note in the amount of $42,000 for $40,000 in proceeds to an unaffiliated investor.

As of December 31, 2024 and 2023, the Company had outstanding notes payable of $2,156,989 and $1,561,111 respectively.

During the years ended December 31, 2024 and 2023, the Company record amortization of debt discount of $4,378  and $940,056, respectively.

Subordinated Convertible Promissory notes payable

On March 22, 2022, the Company issued subordinated convertible promissory notes with principal value of $526,315 to six investors. While subordinate to bank lender the notes are secured by The Company’s assets. The Company issued to an independent director a $236,842 subordinated convertible note. The Company issued to an otherwise unaffiliated investors of subordinated convertible notes in principal amounts of $52,631 to three investors, $105,263 to a fifth investor and $26,315 to a sixth investor. The notes carry annual interest rate of 8% that commenced upon funding date through the date of repayment.

On November 22, 2022, the Company issued to three otherwise unaffiliated investors $2,777,778 promissory notes, 394,011 common shares and 984,557 warrants for $2,500,000 in gross proceeds.

As of December 31, 2024 and 2023, the Company had outstanding convertible promissory notes of $3,333,335.

The company entered a Business Combination Agreement (BCA) with Western Acquisition Ventures in November 2022. As a result of consummating the BCA, Cycurion raised $3,333,334 of debt capital on November 21, 2022, from nine (9) unaffiliated investors who were issued for convertibles notes, warrants, and common shares. The convertible notes had a maturity date of November 21, 2023, and an interest rate of 8%. They were also issued to convert to equity upon completing the merger between Cycurion and WAVS. The notes are in default but the investors continue to accrue interest as we persue our merger go-public transaction

NOTE 10 — SERIES A CONVERTIBLE PREFERRED STOCK

The Company has designated 500,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share.

The Series A has voting rights on an as-if-converted to common stock basis. The holders are entitled to a 10% dividend and convert at any time into shares of common stock at a ratio of 1 to 25.6938 shares of common stock, subject to adjustment. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the Series A stockholders shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share Series A Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock. The company should not, without the affirmative vote of 76% of the Series A stockholders alter or adversely change the powers, preferences or rights of the Series A Convertible Preferred Stock.

Private Placement

On November 17, 2017, the Company issued to certain accredited investors and a placement agent investment unit that were comprised of Series A Convertible Preferred Stock, Warrants, and common stock. The net proceeds of the transaction after deducting placement agent and closing fees were $1,164,713; these proceeds were allocated to the preferred stock, warrants, and common stock according to the following amounts: $770,100, $393,945, and $667, respectively.

The Company issued 345,528 shares of Series A Convertible Preferred Stock to the investors and a placement agent that are convertible into 345,528 of newly issuable shares of the Company’s common stock. Management assessed the attributes of the Series A Convertible Preferred Stock and determined that the securities for accounting purposes should be treated as debt, as they call for liquidation preference, preferred dividends that are akin to interest payments, and certain redemption features that require settlement in cash. The convertible stock is redeemable May 20, 2021. In the event that the convertible stock is redeemed, the Company will be required to pay a redemption premium of $129,412 in excess of the face value of $1,294,117; the total redemption value would be $1,423,529. The Company has determined that there was discount from the issuance costs, discount related to the valuation of the warrants, and discount related beneficial conversion feature of the convertible preferred stock totaling $1,048,034. The Company accounts for the convertible stock discount and redemption premium via a convertible preferred stock contra account that accretes to the redemption value over five years. At each reporting period, the Company accounts for the accretion as an increase to the net value of the convertible preferred stock and corresponding charge to the interest expense is recognized to results of operations.

NOTE 11 — EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.0001 per share, issuable from time to time in one or more series.

Mezzanine Equity

As of December 31, 2024 and 2023, there are 173,879 and 0 shares of common stock subject to possible redemption, respectively.

Stockholders’ Equity

Series B Convertible Preferred Stock

The Company has designated 3,000 shares of Series B Convertible Preferred Stock with a stated value of $1.00 per share.

Voting Rights:  Holders of shares of Cycurion’s Series B Convertible Preferred Stock shall not have any voting rights except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series B Convertible Preferred Stock.

Dividend Rights:  Holders of shares of Cycurion’s Series B Convertible Preferred Stock shall be entitled to receive, and Cycurion shall pay, dividends on shares of Series B Convertible Preferred Stock (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.

Conversion Rights:  Shares of Cycurion’s Series B Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series B Convertible Preferred Stock-for-one share of common stock, subject to adjustment.

Liquidation Preference:  Holders of shares of Cycurion’s Series B Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series B Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Protective Provisions:  As long as any shares of Series B Convertible Preferred Stock are outstanding, Cycurion shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series B Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series B Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series B Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series B Convertible Preferred Stock, (c) increase the number of authorized shares of Series B Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

In August 2023, the Company issued to unaffiliated investors a total of 2,000 preferred shares and 4,000,000 warrants for $2,000,000 in gross proceeds. In April 2024, the Company issued to unaffiliated investors a total of 1,000 preferred shares and 2,000,000 warrants for $1,000,000 in gross proceeds. The warrants are exercisable at any time, and from time to time, in whole or in part, and expiring five (5) years from the issue date, at an exercise price of $0.50.

As of December 31, 2024 and 2023, there were 3,000 and 2,000 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

The Company has designated 5,000 shares of Series C Convertible Preferred Stock with a stated value of $82.46 per share.

Voting Rights:  The holders of our Series C Stock have voting rights on an as-if-converted-to-Common-Stock basis, as required by law, and as expressly provided in its Certificate of Designation, as follows. As long as any shares of our Series C Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of our Series C Stock, (a) alter or change adversely the powers, preferences, or rights given to our Series C Stock or alter or amend its Certificate of Designation, (b) amend our Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of our Series C Stock, (c) increase the number of authorized shares of our Series C Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividend Rights:  We shall pay dividends on our Series C Stock at the rate of 12% per annum of the per-share Stated Value ($82.46 per share). The dividends are payable quarterly in arrears not in cash, but in shares of our Common Stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis. No other dividends are payable on shares of our Series C Stock.

Conversion Rights: The shares of our Series C Stock may be converted into shares of our Common Stock at a ratio of approximately 613 shares of Common Stock for every one share of our Series C Stock, or an aggregate of 2,972,320 shares of our Common Stock, assuming full conversion. In connection with conversions, each holder of our Series C Stock is subject to a “beneficial ownership limitation” of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to that conversion, which limitation may be increased by the holder to not more than 9.99% on 61 days’ advanced notice to us.

Liquidation Preference: Our Series C Stock has a liquidation preference in an amount equal to its per-share Stated Value ($82.46 per share), plus any accrued and unpaid dividends thereon, for each share of our Series C Stock before we can make any distribution or payment to the holders of our Common Stock. If our assets are insufficient to pay in full such liquidation preference, then our entire assets are to be distributed to the holders of our Series C Stock, ratably distributed among them in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Protective Provisions: As long as any shares of Series C Convertible Preferred Stock are outstanding, Cycurion shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series C Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series C Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series C Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series C Convertible Preferred Stock, (c) increase the number of authorized shares of Series C Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

As part of the business combination , the Company issued 4,851 shares of Series C Convertible Stock (see Note 1).

As of December 31, 2024 and 2023, there were 4,851 shares of Series C Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 70,000,000 shares of Common Stock with a par value of $0.0001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the year ended December 31, 2023, the Company issued 325,721 shares of the Company’s Common Stock for compensation valued at $327,499.

As of December 31, 2024 and 2023, there were 10,592,607 and 7,341,607 shares of Common Stock issued and outstanding, respectively.

Warrants

Public Warrants

As of December 31, 2024 and 2023, there were 11,500,000 Public Warrants outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire on February 14, 2030, five years after the completion of the Business Combination   with Cycurion or earlier upon redemption or liquidation.

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

Private Placement Warrants

As of December 31, 2024 and 2023, there were 376,000 Private Placement Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.

Series A Warrants

On November 17, 2017 , the Company issued 1,333,336 Series A warrants at exercise price of $0.45. The warrants will expire on November 22, 2025. The Company recorded fair value of warrants of $819,717 as financing expense.

In a series of transactions from June 22 through September 30, 2021, the Company issued 406,947 warrants to stockholders of 1,356,589 of common stock at an exercise price of $1.84. The warrants will expire on June 22 through September 30, 2025.

Series B Warrants

On August 1, 2023, the Company issued 4,000,000 Series B warrants with an exercise price of $0.50. The warrants will expire on August 1, 2028.

On April 12, 2024, the Company issued 2,000,000 Series B warrants with an exercise price of $0.50. The warrants will expire on April 12, 2029.

Series D Warrants

On March 22, 2022, the Company issued 196,911 warrants with subordinated convertible promissory note at exercise price of $1.41. The warrants will expire on September 22, 2027  respectively. The Company recorded fair value of warrants of $51,449 as debt discount. During the year ended December 31, 2022, the Company recorded amortization of debt discount of $15,534.

On November 22, 2022, the Company issued 984,557 warrants with subordinated convertible promissory note at exercise price of $1.41. The warrants will expire on April 21, 2028, respectively. The Company recorded fair value of warrants of $643,313 as debt discount. During the year ended December 31, 2022, the Company recorded amortization of debt discount of $589,703.

Other Warrants

On March 8, 2022, the Company issued 529,067 warrants to the originators of $700,000 of investor notes at exercise price of $0.92. The warrants will expire on March 8, 2026. The Company recorded fair value of warrants of $238,942 as financing expense.

A summary of activity for all warrants during the year ended December 31, 2024 and 2023 follows:

	Number of	Weighted Average	Weighted Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2022	3,450,840	$1.01	3.69
Granted	4,000,000	0.50	5.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2023	7,450,840	$0.74	3.71
Granted	2,000,000	0.50	5.00
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2024	9,450,840	$0.69	3.04

Exercisable, December 31, 2024	9,450,840	$0.69	3.04

The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company’s own common stock; therefore, they should be accounted for as permanent equity.

NOTE 12 — LEASE COMMITMENTS

Operating lease

After the acquisition of Cloudburst, the Company entered into a new non-cancelable operating lease agreement with Scandium, LLC, for the lease of a new floor in the same building as it had occupied. This new lease agreement commenced on December 1, 2019 and expires in 48 months. The monthly rent for the first year was $10,351, the second year was $10,687, the third year was $11,035, and the fourth year was $11,393. The agreement calls for a security deposit of $10,351. As of December 31, 2023, and 2024, the Company does not have leases.

The Company recognized total lease expense of $0 and $116,624, respectively, for the years ended December 31, 2024 and 2023, primarily related to operating rent lease costs paid to lessors.

NOTE 13 — RISKS

Credit risk

The Company’s primary bank deposits are located in the United States. Those deposits are provided protection under FDIC insurance up to maximum of $250,000. Any deposits in excess of the aforementioned maximum are at risk of loss if those banks become insolvent.

The Company is subject to risk borne from credit extended to customers.

Interest risk

The Company is subject to interest rate risk when its loans become due and require refinancing or if the prime rate adjusts, as the Company’s loans are based on adjustable interest rates.

Inflation risk

Management monitors changes in prices levels. Historically, inflation has not materially impacted the Company’s financial statements; however, significant increases in the cost of labor that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

Concentration risks

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2024 and 2023. Accordingly, there was a concentration of risk in demand for the Company’s services.

	Revenue
	For the year ended December 31,
	2024		2023
Customer	Amount	%	Amount	%
A	$14,774,927	83%	$13,837,042	72%
B	$1,041,966	6%	$1,048,329	5%
C	$795,280	4%	$2,236,276	12%

	Accounts receivable
	At December 31,		At December 31,
	2024		2023
Customer	Amount	%	Amount	%
1	$8,970,298	87%	$5,871,789	83%
2	$342,394	3%	$355,419	5%
3	$340,179	3%	$304,341	4%

NOTE 14 — FINANCIAL INSTRUMENTS

The Company classified the following securities as financial instruments:

	December 31, 2024
Liabilities:	Level 1	Level 2	Level 3	Total
Subordinated convertible promissory notes	$-	$-	$5,490,324	$5,490,324
Series A convertible preferred stock	$-	$-	$1,294,117	$1,294,117
Equity:
Warrants	$-	$-	$3,993,491	$3,993,491

	December 31, 2023
Liabilities:	Level 1	Level 2	Level 3	Total
Subordinated convertible promissory notes	$-	$-	$4,894,446	$4,894,446
Series A convertible preferred stock	$-	$-	$1,294,117	$1,294,117
Equity:
Warrants	$-	$-	$2,687,074	$2,687,074

Management believes the carrying values of the above securities approximate their fair values. The subordinated convertible promissory notes carry an interest rate that is indicative of the Company’s overall borrowing cost and the length of time until maturity is not expected to significantly impact their value. The convertible preferred stock, which is akin to debt, has been discounted to its presented carrying value in accordance with the debt discounts and redemption premiums recognized.

NOTE 15 — RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On September  20, 2024, the Company entered into a promissory note with the Sponsor for $230,000, pursuant to which the Company can borrow up to an aggregate principal amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. As of December 31, 2024, the Company had borrowed the full $230,000 and nothing was available for withdrawal. The Company deemed the interest on the loan to be immaterial and as such did not record any interest relating to the note as of December 31, 2024.

Personal guarantees were entered by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the Main Street Bank loan.

Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $119,279 and $144,820 as of December 31, 2024 and 2023, respectively.

Notes payable

On April 26, 2023, the Company issued to a director a $55,000 promissory note for $50,000 in gross proceeds.

On April 26, 2023, the Company issued to a director a $27,500 promissory note for $25,000 in gross proceeds.

On April 26, 2023, the Company issued to a director a $20,900 promissory note for $19,000 in gross proceeds.

On June 22, 2023, the Company issued to a director a $82,500 promissory note for $75,000 in gross proceeds.

On June 22, 2023, the Company issued to a director a $165,000 promissory note for $150,000 in gross proceeds.

On July 6, 2023, the Company issued to a director a $55,000 promissory note for $50,000 in gross proceeds.

On July 21, 2023, the Company issued to a director a $181,500 promissory note for $165,000 in gross proceeds.

On August 24, 2024, the Company issued a promissory note in the amount of $20,250 for $15,000 in proceeds to an officer of the company.

During the year ended December 31, 2024 and 2023, the Company record amortization of debt discount of $2,188 and $53,400, respectively.

As of December 31, 2024 and 2023, the Company had due to related party balances of $148,088  and $587,400, respectively.

NOTE 16 — EARNINGS PER SHARE

The components of basic and diluted Earnings Per Share (“EPS”) were as follows:

	Years ended
	December 31,
	2024	2023

Basic Earnings (Loss) Per Share Numerator
Net Income (Loss)	$1,229,601	$(2,097,013)
Income (Loss) Available to Common Stockholders	1,229,601	(2,097,013)

Diluted Earnings (Loss) Per Share Numerator
Add back interest for subordinated convertible promissory note	286,667	286,667

Income (Loss) Available to Common Stockholders on Converted Basis	$1,516,268	$(1,810,346)

Original Shares:
Basic Weighted Average Shares Outstanding	14,968,215	14,782,442

Dilutive Shares:
Additions from Potential Events
- Conversion of Subordinated Convertible Promissory Note	1,736,533	1,736,533
- Conversion of Series A Convertible Preferred Stock	8,877,927	2,106,075
- Conversion of Series B Convertible Preferred Stock	54,426,230	16,767,123
- Conversion of Series C Convertible Preferred Stock	36,045	36,045
- Exercise of Investor and Placement Agent Warrants	9,450,840	7,450,840
Diluted Weighted Average Shares Outstanding:	89,495,790	42,879,058

Earnings (loss) Per Share
- Basic	$0.08	$(0.14)
- Diluted	$0.02	$(0.14)

NOTE 17 — INCOME TAX

Due to operating losses and the recognition of valuation allowances, the Company has no provision for a current and deferred federal or state income taxes in 2021. In 2020, the Company reversed valuation allowances against previously reserved deferred tax assets, accordingly, there was no provision for current and deferred federal or state income taxes.

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

	December 31,	December 31,
	2024	2023

Non-operating loss carryforward	$3,163,000	$4,393,000
Valuation allowance	(3,163,000)	(4,393,000)
Net deferred tax asset	$-	$-

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company has net operating and economic loss carry-forwards of approximately $3,163,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 6.0%, and the income tax net expense included in the consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows,

	December 31,	December 31,
	2024	2023

Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	6.0%	6.0%
Change in valuation allowance	-27.0%	-27.0%
Provision for taxes	0.0%	0.0%

NOTE 18- COMMITMENTS AND CONTINGENCIES

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

On October 9, 2024, the Company, the Sponsor and RiverNorth entered into extended non-redemption agreement whereby the Sponsor plans to transfer to RiverNorth 5,000 shares each month over the next three months for agreeing not to redeem the 99,800 that it currently holds prior to the business combination.

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

As of December 31, 2024 and 2023, the Company’s stockholders have redeemed a total of 11,253,528 and 11,194,590 shares of Common Stock resulting in $1,157,161 and $1,143,296 of excise tax liability, calculated as 1% of the value of the shares redeemed, respectively.

NOTE 19 —  SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through April 17, 2024. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

On January 15, 2025, Cycurion issued a $50,000 promissory note to an unaffiliated investor for $50,000 in proceeds.

On January 21, 2025, Cycurion issued a $75,000 promissory note to an unaffiliated investor for $75,000 in proceeds.

On January 25, 2025, Cycurion issued a $50,000 promissory note to an unaffiliated investor for $50,000 in proceeds.

On January 31, 2025, Cycurion issued a $125,000 promissory note to a related party for 125,000 in proceeds.

On January 24, 2025, Western Acquisition Ventures Corp., a Delaware Corporation (“Western”), held the Special Meeting, at which the Western stockholders considered and adopted, among other matters, a proposal to approve a business combination (“Business Combination”) pursuant to the terms of that certain Agreement and Plan of Merger, dated April 26, 2024, as amended on December 31, 2024 and February 13, 2025 (the “Merger Agreement”), by and among Western, WAV Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Western (“Merger Sub”), and Cycurion Sub, Inc., a Delaware corporation (“Cycurion Sub”).

On February 14, 2025, the Business Combination closed, and, as contemplated by the Merger Agreement, Merger Sub merged with and into Cycurion Sub with Cycurion Sub surviving the merger as a wholly-owned subsidiary of Western. In addition, in connection with the consummation of the Business Combination, Western Acquisition Ventures Corp. was renamed “Cycurion, Inc.”

On February 18, 2025, our common stock began trading on The Nasdaq Global Market and our warrants began trading on The Nasdaq Capital Market under the symbols “CYCU” and “CYCUW”, respectively.

On February 19, 2025, Cycurion announced an agreement with iQSTEL Inc., a multinational innovator in telecommunications, FinTech, electric vehicles and AI-driven solutions.

On February 24, 2025, Cycurion announced an expansion of its partnership with a major health association, bringing its MSSP to several thousand member organizations across the country.

On March 3, 2025, Cycurion announced the availability of its ARx Platform targeted for the corporate sector.

On March 5, 2025, Cycurion announced the award of three new multi-year contracts focused on program management, cybersecurity and disaster and business continuity. These engagements are secured with two government clients and one commercial client.

On March 6, 2025, Cycurion announced a nationwide expansion of its strategic partnership with CentralSquare Technologies, LLC to deliver its IT services across the country.

On April 7, 2025, Cycurion entered into an equity purchase agreement with Yield Point NY LLC whereby the Company has the right, but not the obligation, to direct the investor to purchase up to $60,000,000.

On April 8, 2025, Cycurion announced an expanded partnership with Journal Technologies. Together, the companies have been awarded a $22 million multi-year contract to deliver a criminal justice case management system to a state police agency.

On April 9, 2025, Cycurion increased the size of its board of directors through the appointment of Irving Minnaker.

On April 9, 2025, Cycurion received written notice received from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days, the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until October 6, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock.

On April 11, 2025, we received two letters from the Nasdaq Listing Qualifications Department, each addressing a separate compliance deficiency of the Company under the Nasdaq Listing Rules. The first letter from the Nasdaq Listing Qualifications Department notified us of our non-compliance with Nasdaq Listing Rule 5450(b)(2)(A), which requires a company such as ours whose securities are listed on The Nasdaq Global Market under the “Market Value Standard” to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was triggered by our MVLS having closed below the minimum level for a period of 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to a 180-day period, ending on October, 2025, to rectify the deficiency. In order to do so, we must achieve and maintain an MVLS of $50,000,000 or more for at least 10 consecutive business days. Failure to regain compliance within the 180-day period would result in the delisting of our securities from Nasdaq, although we would have the right to appeal such a delisting to a Nasdaq hearings panel.

The second letter informed us of our deficiency in complying with Nasdaq Listing Rule 5450(b)(2)(C), which requires a minimum Market Value of Publicly Held Shares (an “MVPHS”) of $15,000,000 for continued listing on the Nasdaq Global Market under the “Market Value Standard”. This deficiency was caused by our MVPHS having fallen below the minimum threshold for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until October 8, 2025, to regain compliance, which we can achieve if its MVPHS closes at or above $15,000,000 for at least 10 consecutive business days. Failure to regain compliance within that 180-day period would result in the delisting of our securities from Nasdaq, subject to our right to appeal to a Nasdaq hearings panel.

From February 14 to April 17, 2025, otherwise unaffiliated persons converted 2,999.3 shares of the Company’s Series B Preferred Stock into 5,998,653 shares of the Company’s common stock and 6,666,667 shares of the Company’s Series D Preferred Stock into 6,666,667 shares of the Company’s common stock.

From February 14 to April 17, 2025, otherwise unaffiliated persons exercised 694,530 Series A warrants for the purchase of 694,530 shares of the Company’s common stock; 2,400,000 Series B warrants for the purchase of 4,800,000 shares of the Company’s common stock; 4,382,033 Series D warrants for the purchase of 8,764,066 shares of the Company’s common stock; and 270,137 common stock warrants for the purchase of 270,137 shares of the Company’s common stock for gross proceeds of approximately $3.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures.

We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. WWC, P.C., the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2024. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. This material weakness has no impact on our consolidated financial statements in prior years.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Material Weakness in Internal Control over Financial Reporting

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework.  Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness described below.

●	The Company does not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and

●	Management does not have sufficient resources to maintain adequate segregation of duties and maintain its internal control environment.

In response to the above identified weaknesses in our internal control over financial reporting, we plan to improve the documentation of our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of the internal controls. We expect to conclude these remediation initiatives during the fiscal year ended December 31, 2025. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

Management’s Plan to Remediate the Material Weakness

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

The financial statements for the year ended December 31, 2024 have been audited by the independent public accounting firm WWC, P.C. (“WWC”).

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her death, resignation, or removal. Our executive officers are appointed by, and serve at the pleasure of, our Board and hold office until his or her death, resignation, or removal from office. The executive officers have been appointed based on their qualifications, including their prior leadership history with other companies, strategic vision, and potential contributions to our growth and profitability.

The directors and executive officers of the Company and their ages as of December 31, 2024, are as follows:

Name	Age	Position
Emmit McHenry	81	Chairman of the Board of Directors
Alvin McCoy, III	56	Chief Financial Officer
L. Kevin Kelly	58	Chief Executive Officer and Director
Peter Ginsberg (1)(2)(3)	70	Director
Reginald S. Bailey, Sr. (1)(2)(3)	50	Director
Kevin E. O’Brien (1)(2)(3)	57	Director
Irving Minnaker	66	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee

Emmit McHenry, Chairman of the Board

Emmit McHenry has served as our Chairman of the Board since October 4, 2017, and also served as our Chief Executive Officer until January 25, 2023. Prior to joining the Company, Mr. McHenry was a founding Principal of Archura, LLC, in 2006, and held the positions of Chairman and Chief Executive Officer. Earlier in his career, Mr. McHenry founded and developed several other companies us, including NetCom Solutions International, Inc. and Network Solutions, Inc, the internet domain service provider. In addition, he has held management positions with International Business Machines (IBM), Connecticut General Life Insurance Company (now, CIGNA), Union Mutual, and Allstate Insurance Company, where he served in several positions, including Regional Vice President for the five northwestern states (Idaho, Oregon, Washington, Alaska, and Hawaii).

Mr. McHenry has held positions on the executive Committee for the Council on Competitiveness and the Board of Directors for James Martin Government Intelligence and Global Technology. Mr. McHenry obtained a Bachelor of Arts in Communications from the University of Denver and a Master of Arts in Communications from Northwestern University. Mr. McHenry also received an Honorary Doctor of Philosophy from Shaw University. Mr. McHenry is a Service-Disabled Veteran, having served in the United States Marine Corps. We believe that Mr. McHenry is qualified to serve on our Board because of his significant experience in corporate leadership and extensive knowledge Information Security.

Alvin McCoy, III, Chief Financial Officer

Alvin McCoy, III has served as our Chief Financial Officer since October 4, 2017 and as a director through April 24, 2024. Prior to joining the Company, Mr. McCoy served as a Managing Partner at Quantum Capital Partners, LLC (“Quantum Capital Partners”), a merchant banking firm that specialized in corporate financial advisory, real estate advisory, and niche structured finance transactions from 2004. He specialized in advising middle market companies with strategic financial management and M&A activity. Prior to his role at Quantum Capital Partners, Mr. McCoy was the President and Chief Executive Officer of The McCoy Group, LLC, providing interim CFO services, capital raising and strategic advice to middle market and early-stage companies. Prior to this, Mr. McCoy served in several management positions at Merrill Lynch, Pierce, Fenner & Smith Incorporated’s Sales and Trading and Structured Finance groups from 1994 to 1999.

Mr. McCoy earned a Bachelor of Arts in Economics and History from Bucknell University and a Master of Business Administration from Duke University — The Fuqua School of Business. He was the Chairman of the Board for Lafayette Federal Credit Union, a $560 million financial institution that serves the Washington DC market, and also served on the Board of Directors of Potomac Business Services, LLC, a commercial real estate underwriting, lending, and servicing organization with over $5 billion in assets that represents financial institutions. Mr. McCoy served on the Board of Directors of the Bucknell Alumni Association and has been active in the Junior Achievement Mentoring Program. We believe that Mr. McCoy is qualified to serve on our Board because of his extensive investment banking and financial experience working with both middle market and large organizations across various industry sectors.

L. Kevin Kelly, Chief Executive Officer

L. Kevin Kelly has served as Cycurion’s Chief Executive Officer and one if its directors since January 25, 2023. Mr. Kelly will continue to serve as Cycurion’s Chief Executive Officer (and, upon Closing, as Cycurion’s Chief Executive Officer for the first 10 days after the Closing). From March 2015, he was the Chief Executive of Halo Privacy, a Chicago, Illinois-based cyber security organization that focuses on digital security solutions for high-profile individuals and Fortune 500 companies. In 2014 and 2015, he was the Chief Executive Officer and President for the North American operations of Asia Pulp & Paper, an Asian-based pulp and paper entity that ranks as one of the largest in the world. Mr. Kelly’s career also included 16 years with Heidrick & Struggles International Incorporated, a world-wide premier executive search firm; during the last six years of his tenure ending in 2013, he served as its Chief Executive Officer. From January 2016 to April 2017, Mr. Kelly was based in the Greater Chicago Area, as an executive advisor to the BTS Group AB, a Swedish-headquartered global professional services firm. Mr. Kelly earned his Bachelor of Science from George Mason University and his Master of Business Administration from Duke University — The Fuqua School of Business.

Peter Ginsberg, Director

Peter R. Ginsberg has served as one of Cycurion’s independent directors since November 30, 2023. He is a practicing attorney with a wide range of experience and successfully represented Cycurion in one of its matters in 2020. In February of 2023, he co-founded Moskowitz Colson Ginsberg & Schulman, LLP, of which he is a partner in the firm. Previously, he was a partner with Moskowitz & Book, LLP from July of 2021 until the co-founding of his current firm. He was a partner of Michelman & Robinson, LLP from December 2020 through July 2021. Prior to that, from September 2018 through December 2020, he was a partner at Robinson Brog Leinwand Greene Genovese & Gluck, P.C. and then moved with a number of its attorneys to Sullivan & Worcester LLP (US). Earlier in his career, Mr. Ginsberg was an Assistant U.S. Attorney in the Eastern District of New York,

Mr. Ginsberg received his B.A. in history from the University of Pennsylvania in 1976, his MS in international relations from the London School of Economics in 1977; and his J.D. from Columbia Law School of Law in 1980. We believe that Mr. Ginsberg is qualified to serve on our Board because of his long history with Cycurion and the ability to provide broad-based legal advice to the Board.

Reginald S. Bailey, Sr.

Reginald S. Bailey has served as one of Cycurion’s independent directors since February 14, 2025. He is a co-founder of, and from 2019 to present, is the Chief Operating Officer of Cysurance LLC, a Washington DC and New York-based provider of a fully integrated cyber incident program. In 2017, Mr. Bailey co-founded, and thereafter has been, and remains, the managing principal of BoxTop Growth Partners LLC, a Washington DC and New York-based boutique advisory firm. From 2012 to 2013, he served as Chief Operating Officer of Hofmann Brands and then from 2014 to 2017, he served as the Chief Executive Officer and a Board Member of Hofmann Brands, a Syracuse New York-based portfolio investment company to Hofmann Sausage Company LLC, Hofmann Hots, LLC, and The Handwich®. From 2008 to 2012, Mr. Bailey served as the Managing Partner of Phoenix International Management Group, LLC, a Washington DC-based privately owned consulting practice that specialized in global network infrastructure and business operations solutions. From 2000 to 2008 he served as the Managing Partner, President, and Chief Operating Officer of Worldwide Network Services, LLC, a Washington DC-based SBA-certified defense contractor that he co-founded and which specialized in the engineering, design, installation, and maintenance of private networks within hazardous, remote, or geographically challenged environments worldwide.

Mr. Bailey earned a Bachelor of Science in Business Management from North Carolina Agricultural & Technical State University in 1995. We believe that Mr. Bailey is qualified to serve on our Board because of his broad experience in the cyber industry and his investment company advisory services.

Kevin E. O’Brien

Kevin E. O’Brien has served as one of Cycurion’s independent directors since February 14, 2025. In 2000, he founded and, through its acquisition by Revere Data, LLC in 2002, served as the Chief Executive Officer of Gradience, Inc., a San Francisco, California-based provider of cloud-based services and software for on-demand marketing and financial services applications. From that acquisition in 2002 through 2013, Mr. O’Brien served as the President and Chief Executive Officer of and a Director of Revere Data, LLC, a San Francisco, California-based provider of specialty data, analytics, and index services to Fortune 500 and defense customers. Revere Data was acquired by FactSet Research Systems, Inc. (NYSE: FDS) in 2013, where, for the succeeding three years, he served as its Regional Director for the Americas. FactSet is a San Francisco, New York, and London-based provider of enterprise class software, analytics, and services to 126,000 in 24 countries. From 2016 to the 2024, he has been employed by Orbital Insight, Inc., a Palo Alto, California- based Geospacial Software and Analytics Company that merges artificial intelligence and innovations to solve the world’s biggest business, national security, and societal problems as scale. During the first four years of his employment, he served as Orbital Insight’s Chief Operating Officer and, thereafter, from 2020 to 2024 as its Chief Executive Officer. From February 2024 to present, he serves as President at Chainalysis Government Solutions.

Mr. O’Brien received his B.B.A. in Management Information Systems from James Madison University in 1987 and his MBA from EDHEC Business School (Paris, France) in innovation, strategy, and information technology in 1994. We believe that Mr. O’Brien is qualified to serve on our Board because of his broad experience in the technology industry.

Irving Minnaker

Irving Minnaker has served as one of Cycurion’s independent directors since April 9, 2025. Mr. Minnaker has served as one of Cycurion Sub’s independent directors from April 24, 2024 until the closing of the de-SPAC transaction on February 14, 2025. Mr. Minnaker served as a Senior Vice President of Retail Sales and Trading at Lehman Brothers from January 1986 to December 1993. Additionally, he served as Senior Vice President of Retail Sales at Prudential Financial from January 1993 to December 1996, and Head of International Sales for Eco Building Products, Inc. from October 2010 to November 2014. Since December 2014, he has served as an Executive Vice President at Apollo Capital Group, Inc. Mr. Minnaker is also an independent director of Endexx Corporation (OTC: EDXC) since September 2021; Chemical Technologies Holding Corporation; and Comprehensive Business Developers Inc. Mr. Minnaker earned a Bachelor of Arts in Finance from the University of Miami in 1980. We believe that Mr. Minnaker is qualified to recommence service on our Board because of his finance and sales background.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2024, all of its officers, directors, and 10% stockholders complied with all Section 16(a) timely filing requirements.

Board Composition

Our business and affairs are organized under the direction of our board of directors. The board of directors will meet on a regular basis and additionally as required. In accordance with the terms of the amended and restated certificate of incorporation, the board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of five directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Ginsberg, Bailey, Sr., O’Brien and Minnaker are our independent directors.

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

Board Oversight of Risk

One of the key functions of our board of directors is to conduct informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors will be responsible for monitoring and assessing strategic risk exposure and the Audit Committee will have the responsibility to consider and discuss the Company’s major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. The Compensation Committee assesses and monitors whether our compensation plans, policies, and programs comply with applicable legal and regulatory requirements.

Committees of the Board of Directors

The board of directors has formed the committees described below. Each of the committees operates pursuant to a written charter adopted by the committee or our board of directors. Each charter sets forth the committee’s specific functions and responsibilities. The board of directors may from time to time establish other committees.

Audit Committee

The Audit Committee assists the board of directors with its oversight of the integrity of the financial statements; the compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of the financial risk assessment and risk management. Among other things, the Audit Committee is responsible for reviewing and discussing with management the adequacy and effectiveness of disclosure controls and procedures. The Audit Committee also discusses with management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope, and timing of the annual audit of the financial statements, and the results of the audit, quarterly reviews of the financial statements and, as appropriate, initiates inquiries into certain aspects of the financial affairs.

The Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of the independent registered public accounting firm. The Audit Committee has sole authority to approve the hiring and discharging of the independent registered public accounting firm, all audit engagement terms and fees and all permissible non-audit engagements with the independent auditor. The Audit Committee reviews and oversees all related party transactions in accordance with policies and procedures.

The Audit Committee is comprised of three members: Messrs. Ginsberg, Bailey, Sr., and O’Brien. Each member of the Audit Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and each member is financially literate. In addition, the board of directors has determined that Mr. O’Brien, who is the chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. Please see a description of Mr. O’Brien’s biography in this Item 10 above.

Compensation Committee

The Compensation Committee assists the board of directors with its oversight of the forms and amount of compensation for executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of equity and non-equity incentive plans for employees and other service providers and certain other matters related to compensation programs. The Compensation Committee, among other responsibilities, evaluates the performance of our Chief Executive Officer and, in consultation with the Chief Executive Officer, evaluates the performance of other executive officers (including officers reporting under Section 16 of the Exchange Act).

The Compensation Committee is comprised of three members: Messrs. Ginsberg, Bailey, Sr., and O’Brien. Mr. Ginsberg is the chairman of the Compensation Committee. The composition of the Compensation Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of the Compensation Committee is a “non-employee” director within the meaning of Rule 16b-3 promulgated under the Exchange Act.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee assists the board of directors with its oversight of and identification of individuals qualified to become members of the board of directors, consistent with criteria approved by the board of directors, and selects, or recommends that the board of directors selects, director nominees; develops and recommends to the board of directors a set of corporate governance guidelines; oversees the evaluation of the board of directors; and reviews the environmental, safety, sustainability, and corporate social responsibility policies, objectives, and practices on a periodic basis.

The Nominating and Corporate Governance Committee is comprised of three members: Messrs. Ginsberg, Bailey, Sr., and O’Brien. Mr. O’Brien is the chairman of the Nominating and Corporate Governance Committee. The composition of the Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Ethics

Cycurion has adopted a code of ethics and it relies on its board to review related party transactions on an ongoing basis to prevent conflicts of interest. Cycurion’s Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to Cycurion’s Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If Cycurion’s Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Cycurion’s Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of Cycurion.

A copy of our Code of Ethics can be found as Exhibit 14.1 to this Annual Report.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.

For more information about our Insider Trading Policy, please see Exhibit 19.1 to this Annual Report.

Director and Officer Liability and Indemnification

We have purchased directors’ and officers’ liability insurance and have entered into indemnification agreements with each of directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which term is defined as follows:

(a)	All individuals serving as one of our principal executive officers during our fiscal year ended December 31, 2024; and

(b)	Each of our two other most highly compensated executive officers who were serving at the end of our 2024 fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
L. Kevin Kelly	2024	$24,681	—	—	—	$24,681
Chief Executive Officer	2023	$113,120	—	—	—	$113,120

Alvin McCoy, III	2024	$114,900	—	—	—	$114,900
Chief Financial Officer	2023	$114,900	—	—	—	$114,900

William Singleton,	2024	$179,262	—	—	—	$179,262
Cyber Security Lead	2023	$177,293	—	—	—	$177,293

Kathy Mostafa,	2024	$151,618	—	—	—	$151,618
Cyber Security Engineer	2023	$151,618	—	—	—	$151,618

Outstanding Equity Awards at Fiscal Year-End

We did not have any option awards or unvested stock awards outstanding as of December 31, 2024.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than as disclosed below, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our Company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Executive Officer Compensation

Employment Agreement with L. Kevin Kelly

On December 1, 2024, Cycurion and L. Kevin Kelly, Chief Executive Officer, entered into an employment agreement on a two-year term, commencing on December 1, 2024 and ending on December 1, 2026. During the employment period, Cycurion shall pay Mr. Kelly an annual base salary of $325,000 per annum. During the employment period, Cycurion shall pay to the executive an equity compensation of $500,000 of Company stock in the first year of employment payable quarterly.  Mr. Kelly is eligible for a performance bonus based on results generated by the executive and through the Company. Targeted performance is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results.

Employment Agreement with Alvin McCoy III

On January 1, 2025, Cycurion and Alvin McCoy III, Chief Financial Officer, entered into an employment agreement on a two-year term, commencing on January 1, 2025 and ending on January 1, 2027. During the employment period, Cycurion shall pay Mr. McCoy III an annual base salary of $325,000 per annum. During the employment period, Cycurion shall pay to the executive an equity compensation of $500,000 of Company stock in the first year of employment payable quarterly.  Mr. McCoy III is eligible for a performance bonus based on results generated by the executive and through the Company. Targeted performance is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results.

For information on the resignation, termination and change of control arrangements, please see Exhibits 10.15 and 10.16 to this Annual Report.

Director Compensation

As of April 17, 2025, we have four non-employee, independent directors. For the fiscal year ended December 31, 2024, we did not pay or accrue any fees to our then-four non-employee directors, nor did we grant them any stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation, or any other compensation. No director has received compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth beneficial ownership of the Company’s common stock as April 17, 2025 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding common stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of April 17, 2025. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of April 17, 2025 or subject to restricted stock units that vest within 60 days of April 17, 2025 are considered outstanding and beneficially owned by the person holding such warrants, options, or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to the Company, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o Cycurion, Inc., 1640 Boro Place, Fourth Floor, McLean, Virginia 22102.

The beneficial ownership of our common stock is based on 31,443,906 shares of common stock issued and outstanding as of April 17, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the shares shown to be beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (2)
Directors and Executive Officers
Emmit McHenry (3)	1,634,097	5.20%
Alvin McCoy, III (3)	1,225,572	3.90%
L. Kevin Kelly (3)	0	0.00%
Peter Ginsberg (3)	0	0.00%
Kevin E. O’Brien (3)	0	0.00%
Reginald S. Bailey, Sr. (3)	0	0.00%
Irving Minnaker (3)	0	0.00%
All directors and executive officers as a group (6 individuals)	2,859,669	9.10%
Other 5% beneficial owners
N/A	-	-%

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)	Applicable percentage of ownership is based upon 31,443,906 shares of common stock issued and outstanding as of April 17, 2025.
(3)	The address for such person is 1640 Boro Place, 4th Floor, McLean, VA 22102.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the year ended December 31, 2024, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Code of Ethics; Audit Committee Charter

Cycurion has adopted a Code of Ethics and it relies on its board to review related party transactions on an ongoing basis to prevent conflicts of interest. Cycurion’s Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to Cycurion’s Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If Cycurion’s Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Cycurion’s Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of Cycurion.

Director Independence

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

Emmit McHenry, L. Kevin Kelly, Peter Ginsberg, Reginald S. Bailey, Sr., Kevin E. O’Brien and Irving Minnaker are our directors, of whom Messrs. Ginsberg, Bailey, Sr., O’Brien and Minnaker are our independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

After the recent closing of the de-SPAC transaction, our Audit Committee will approve the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All non-audit services for the fiscal years ended December 31, 2024, and December 31, 2023 that are listed below were pre-approved by our audit committee for the pre-de-SPAC Cycurion, Inc. (now known as Cycurion Sub, Inc.) or by our predecessor’s audit committee.

Audit Fees: Audit fees include fees for the audit of the Corporation’s consolidated financial statements and interim reviews of the Corporation’s quarterly financial statements, comfort letters, consents and other services related to Securities and Exchange Commission matters.

Audit-Related Fees: Audit-related fees primarily include fees for certain audits of subsidiaries not required for purposes of the audit of our consolidated financial statements or for any other statutory or regulatory requirements, and consultations on various other accounting and reporting matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees. This category consists of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, WWC, P.C. for 2024 and 2023:

Description	December 31, 2024	December 31, 2023
Audit fees	$200,000	$140,000
Audit-related Fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$200,000	$140,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits

1.Financial Statements

See Index to Financial Statements under Item 8 of this Annual Report.

2.Financial Statement Schedules

None.

3.Exhibits

Index to Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 21, 2022, by and among Western, Merger Sub, Cycurion and the Stockholders’ Representative, is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 26, 2024, by and among Western, Merger Sub, Cycurion and the Stockholders’ Representative, is incorporated by reference to Annex A of the Company’s Proxy Statement/Prospectus, filed with the SEC on January 10, 2025.
2.2a	Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 31, 2024, by and among Western, Merger Sub, Cycurion and the Stockholders’ Representative, is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2024.
2.3	Second Amended and Restated Agreement and Plan of Merger, dated February 13, 2025, by and among Western, Merger Sub, Cycurion and the Stockholders’ Representative, is incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
3.1	Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on April 28, 2021, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
3.2	Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on January 13, 2022, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
3.2a	First Amendment to the Amended and Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of Delaware on January 9, 2023, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2023.
3.2b	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on July 11, 2023, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 13, 2023.
3.2c	Third Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on January 10, 2024, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 11, 2024.
3.2d	Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on April 10, 2024, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2024.
3.2e	Fifth Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on July 2, 2024, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2024.
3.2f	Sixth Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on October 9, 2024, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2024.
3.2g	Seventh Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of Delaware on January 8, 2025, is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 8, 2025.
3.4	Second Amended and Restated Certificate of Incorporation of the Registrant, is incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
3.5	Bylaws of the Registrant incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
3.6	Amended and Restated Bylaws of the Registrant, is incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
3.7	Certificate of Designation of Series A Convertible Preferred Stock of the Company, is incorporated by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Company, is incorporated by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
3.9	Certificate of Designation of Series C Convertible Preferred Stock of the Company, is incorporated by reference to Exhibit 3.9 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
3.10	Certificate of Designation of Series D Convertible Preferred Stock of the Company, is incorporated by reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.

3.11	Certificate of Merger, is incorporated by reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
4.1	Specimen Unit Certificate of the Registrant is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
4.2	Specimen Common Stock Certificate of the Registrant is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
4.3	Specimen Warrant Certificate of the Registrant is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
4.4	Form of Warrant Agreement between Equiniti Trust Company, LLC and the Registrant is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
4.5	Warrant Agreement, dated January 11, 2022, by and between the Registrant and Equiniti Trust Company, LLC, as warrant agent is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
4.6+	Description of Securities
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors, sponsor, and A.G.P./Alliance Global Partners is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-260384), filed with the SEC on October 20, 2021.
10.2	Investment Management Trust Agreement, dated January 11, 2022, by and between the Registrant and Equiniti Trust Company, LLC, as trustee, is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
10.2a	Amendment to the Investment Management Trust Agreement, dated February 13, 2025, by and between the Registrant and Equiniti Trust Company, LLC, as trustee, is incorporated by reference to Exhibit 10.2a of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
10.3	Registration Rights Agreement, dated January 11, 2022, by and among the Registrant, the Sponsor, A.G.P./Alliance Global Partners and certain other security holders of the Registrant is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2022.
10.4	Form of Indemnity Agreement, by and among the Registrant and each of the directors and officers of the Registrant, is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
10.5	Form of Lock Up Agreement among the Registrant, WAV Merger Sub, Inc., Cycurion, Inc., and the parties signatory thereto is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 7, 2022.
10.6	Term Loan Note issued by the Registrant and Axxum Technologies LLC in favor of Mainstreet Bank, dated November 22, 2017, is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-4, filed with the SEC on February 13, 2023.
10.7	Pledge Agreement by the Registrant and Mainstreet Bank, dated November 22, 2017, is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.
10.8	Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated April 18, 2019, is incorporated herein by reference to Exhibit 10.14a of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.
10.8a	First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated March 30, 2020, is incorporated herein by reference to Exhibit 10.14b of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.
10.8b	Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated June 29, 2020, is incorporated herein by reference to Exhibit 10.14c of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.
10.9	Amended and Restated Revolving Credit Note of the Registrant, Axxum Technologies LLC, and Cloudburst Security LLC in favor of Mainstreet Bank, dated April 18, 2019, is incorporated herein by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.
10.10	Collateral Assignment of Acquisition Documents by the Registrant and Mainstreet Bank, dated November 22, 2017, is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.
10.11	Joint Venture Agreement Between Cycurion, Inc. and Lunar Privacy, Inc., made and entered December 29, 2022, is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on February 13, 2023.

10.12	Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., dated April 25, 2023 is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on November 2, 2023.
10.12a	First Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of November 29, 2023, is incorporated herein by reference to Exhibit 10.21a of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024.
10.12b	Second Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of April 29, 2024 is incorporated by reference to Exhibit 10.21b of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on May 13, 2024.
10.12c	Third Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of August 16, 2024, is incorporated by reference to Exhibit 10.21c of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on November 1, 2024.
10.12d	Fourth Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of December 31, 2024, is incorporated by reference to Exhibit 10.21d of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on December 31, 2024.
10.12e	Management Services Agreement between Cycurion, Inc, and SLG Innovation, Inc., entered as of March 31, 2025.
10.13	Term Sheet between RCR Technology Corporation and Cycurion, Inc., dated April 25, 2023 is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on November 2, 2023.
10.13a	First Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of November 29, 2023, is incorporated herein by reference to Exhibit 10.22a of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024.
10.13b	Second Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of August 16, 2024, is incorporated by reference to Exhibit 10.22b of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on November 1, 2024.
10.13c	Third Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of December 31, 2024, is incorporated by reference to Exhibit 10.22c of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on December 31, 2024.
10.14	Loan Agreement between Cycurion, Inc. and the Registrant, made and entered July 2023 in a transaction that closed on August 1, 2023, is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024.
10.14a	Amendment No. 1 Loan Agreement between Cycurion, Inc. and the Registrant, dated January 26, 2024, is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 30, 2024.
10.14b	Amendment No. 2 to Loan Agreement between Cycurion, Inc. and the Registrant, dated April 4, 2024, is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Form 10-K, filed with the SEC on April 26, 2024.
10.14c	Amendment No. 3 to Loan Agreement between Cycurion, Inc. and the Registrant, dated May 3, 2024, is incorporated herein by reference to Exhibit 10.28 of the Registrant’s Form S-4 (File No. 333-269724), filed with the SEC on May 13, 2024.
10.14d	Amendment No. 4 to Loan Agreement between Cycurion, Inc. and the Registrant, dated July 2, 2024, is incorporated herein by reference to Exhibit 10.29 of the Registrant’s Form S-4 (File No. 333-269724), filed with the SEC on August 12, 2024.
10.14e	Amendment No. 5 to Loan Agreement between Cycurion, Inc. and the Registrant, dated October 9, 2024, is incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on November 1, 2024.
10.14f	Amendment No. 6 to Loan Agreement between Cycurion, Inc. and the Registrant, dated January 8, 2025, is incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-4 (File No. 333-269724), filed with the SEC on January 8, 2025.
10.15	Employment Agreement by and between the Registrant and L. Kevin Kelly, dated December 1, 2024, is incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
10.16	Employment Agreement by and between the Registrant and Alvin McCoy III, dated January 1, 2025, is incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
10.17	Form of Contribution and Exchange Agreement among the Registrant and the parties signatory thereto, is incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
10.18	Cycurion Promissory Note, dated September 24, 2024, is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on September 25, 2024.
10.19	Cycurion Promissory Note, dated January 6, 2025, is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K/A, filed with the SEC on January 8, 2025.
10.20	Cycurion Promissory Note, dated January 24, 2025, is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on January 30, 2025.

10.21	2025 Equity Incentive Plan, is incorporated by reference to Annex C of the Company’s Proxy Statement/Prospectus, filed with the SEC on January 10, 2025.
10.22	Corporate Governance Policy, is incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
10.23	Equity Purchase Agreement, is incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025
10.24	Pre-Funded Warrant, is incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025
10.25	Registration Rights Agreement, is incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025
14.1	Code of Ethics, is incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
19.1	Insider Trading Policy, is incorporated by reference to Exhibit 19.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of WWC, P.C., Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation
99.1	Audit Committee Charter, is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
99.2	Compensation Committee Charter, is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
99.3	Nominating Committee Charter, is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2025.
101+	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K
+	Filed herewith
†	Furnished herewith
×	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 17, 2025	CYCURION, INC. (Registrant)

	By	/s/ L. Kevin Kelly
L. Kevin Kelly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ L. Kevin Kelly	Chief Executive Officer, Director	April 17, 2025
L. Kevin Kelly

Principal Financial and Accounting Officer
/s/ Alvin McCoy, III	Chief Financial Officer	April 17, 2025
Alvin McCoy, III

Directors
/s/ Emmit McHenry	Director, Chairman	April 17, 2025
Emmit McHenry

/s/ Peter Ginsberg	Director	April 17, 2025
Peter Ginsberg

/s/ Reginald S. Bailey, Sr.	Director	April 17, 2025
Reginald S. Bailey, Sr.

/s/ Kevin E. O’Brien	Director	April 17, 2025
Kevin E. O’Brien

