Form 10-Q
period 2025-03-31
Cycurion, Inc.
filed 2025-06-06
CIK 1868419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41214

Cycurion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3720717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Boro Place, Fourth Floor
McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 341-6680

Former name, former address and former fiscal year, if changed since last report: Western Acquisition Ventures Corp.

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

As of June 5, 2025, there were 31,443,906 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. This includes, without limitation, statements regarding the financial position and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this quarterly report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and also include, among others, risks associated with the following:

●	the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us;

●	the ability to maintain the listing of our securities on The Nasdaq Stock Market, and the potential liquidity and trading of our securities;

●	the risk of disruption to our current plans and operations;

●	the ability to recognize the anticipated benefits of our business and the recently closed de-SPAC transaction, which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;

●	costs related to our business;

●	changes in applicable laws or regulations;

●	our ability to meet our future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;

●	our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;

●	our ability to raise sufficient capital to continue to acquire cybersecurity companies;

●	our ability to attract and retain qualified cybersecurity talent;

●	our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;

●	our ability to efficiently acquire customers and maintain high client retention rates;

●	our ability to attract and retain qualified key technology or management personnel and to expand our management team;

●	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;

●	our ability to maintain existing license agreements;

●	our estimates regarding expenses, future revenue, capital requirements, and need for additional financing;

●	our ability to achieve and maintain profitability in the future;

●	our financial performance; and

●	other factors disclosed under the section entitled “Risk Factors” in this quarterly report on Form 10-Q.

These forward-looking statements are based on information available as of the date of this quarterly report on Form 10-Q and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

2

Cycurion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$2,269,195	$38,742
Restricted cash	-	2,048
Accounts receivable, net	3,937,771	10,353,708
Other receivables	403,448	434,391
Prepaid expenses and other current assets	110,878	99,463
Total current assets	$6,721,292	$10,928,352

Non-current assets
Deposit for acquisition target	-	2,000,000
Fixed assets, net	18,612	20,321
Software development cost	4,221,981	4,151,981
Intangible asset	16,667	25,000
Security deposits	10,351	10,351
Goodwill	20,538,228	6,592,304
Investments held in Trust Account	-	1,834,540
Total non-current assets	24,805,839	14,634,497

Total Assets	$31,527,131	$25,562,849

Liabilities, Mezzanine and Stockholders’ Equity
Current liabilities
Bank loan-revolving credit line	3,239,767	3,249,067
Bank loan-current portion	770,078	774,095
Loans payable - current portion	885,240	408,516
Factoring liability	2,176,922	-
Subordinated convertible promissory notes	-	3,333,335
Convertible notes	390,976	-
Promissory notes	3,138,153	2,486,989
Loans payable - related parties	149,401	148,088
Accounts payable	5,666,856	3,578,374
Due to related party	18,000	-
Accrued liabilities	4,228,995	3,601,242
Excise tax payable	1,167,173	1,157,161
Total current liabilities	21,831,561	18,736,867

Long-term loan payable	295,296	146,798
Series A convertible preferred stock ($0.001 par value, 500,000 shares designated, 0 and 345,528 issued and outstanding)	-	1,294,117
Total non-current liabilities	295,296	1,440,915

Total Liabilities	$22,126,857	$20,177,782

Commitments and contingencies Note 19

Mezzanine Equity
Common stock subject to possible redemption, $0.0001 par value, 0 and 173,879 shares at redemption value of approximately $11.03 per share, respectively	-	1,917,309

Stockholders’ Equity
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series A convertible preferred stock ($1.45 stated value, 110,000 shares designated, 106,816 and 0 issued and outstanding, respectively)	11	-
Series B convertible preferred stock ($1.00 stated value, 3,000 shares designated, 1 and 3,000 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($82.46 stated value, 5,000 shares designated, 4,851 issued and outstanding)	-	-
Series D convertible preferred stock ($0.50 stated value, 6,666,700 shares designated, 150,000 and 0 issued and outstanding)	15	-
Series E convertible preferred stock ($10,000 stated value, 100 shares designated, 51 and 0 issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 32,068,770 and 10,592,607 shares issued and outstanding)	3,207	1,059
Additional paid in capital	26,323,118	6,670,060
Accumulated deficit	(13,461,859)	(3,203,361)
Total Stockholders’ Equity of Cycurion	12,864,492	3,467,758

Equity attributable to noncontrolling interests	(3,464,218)	-
Total Stockholders’ Equity	9,400,274	3,467,758

Total Liabilities and Stockholders’ Equity	$31,527,131	$25,562,849

See accompanying notes to the unaudited consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 31,
	2025	2024

Net revenues	$3,870,050	$4,242,855
Cost of revenues	3,192,287	3,896,141
Gross profit	677,763	346,714

Operating expenses:
Selling, general and administrative expenses	10,775,268	378,977

Operating income (loss)	(10,097,505)	(32,263)

Other income (expenses):
Interest expense	(178,890)	(231,475)
Gain on settlement of debts	141,653	-
Other expense	(113,744)	(48,737)
Other income (expenses)	(150,981)	(280,212)

Income (loss) before income taxes	(10,248,486)	(312,475)

Provision before income taxes	-	-

Net income (loss)	$(10,248,486)	$(312,475)
Less: Comprehensive income attributable to noncontrolling interests	-	-
Net comprehensive loss attributed to Cycurion	$(10,248,486)	$(312,475)

Comprehensive income (loss)	$(10,248,486)	$(312,475)

Net income (loss) per common share
Basic and diluted loss per common share	$(0.56)	$(0.02)
Diluted loss per common share	$(0.56)	$(0.02)

Basic and diluted weighted average common shares outstanding	18,271,618	14,863,215
Diluted weighted average common shares outstanding	18,271,618	14,863,215

See accompanying notes to the unaudited consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Total Cycurion, Inc. Stockholders’ Equity
	Common stock subject to possible		Series A convertible		Series B convertible		Series C convertible		Series D convertible		Series F convertible
	redemption		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		Common stock		Additional			Non	Total
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		paid-in	Accumulated		controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total	Interest	Equity
Balance as of December 31, 2024	173,879	$1,917,309	-	$-	3,000	$-	4,851	$-	-	$-	-	$-	10,592,607	$1,059.00	$6,670,060	$(3,203,361)	$3,467,758.00	$-	$3,467,758.00

Common stocks redeemed (Mezzanine Equity)	(94,896)	(1,001,216)
Release of common stock subject to redemption	(78,983)	(916,093)	-	-	-	-	-	-	-	-	-	-	78,983	8	916,085	-	916,093	-	916,093
Series A preferred stock in exchange of Series A Preferre Stock categorized as liability	-	-	106,816	11	-	-	-	-	-	-	-	-	-	-	1,391,165	-	1,391,176	-	1,391,176
Series D preferred stock in exchange of convertible notes	-	-	-	-	-	-	-	-	6,666,666	667	-	-	-	-	3,332,668	-	3,333,335	-	3,333,335
Common stock issued for conversion of Series B and D Preferred Stock	-	-	-	-	(2,999)	-	-	-	(6,516,666)	(652)	-	-	12,515,319	1,252	(600)	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	7,044,917	704	3,309,217	-	3,309,921	-	3,309,921
Common stock issued for business combination costs	-	-	-	-	-	-	-	-	-	-	-	-	750,000	75	8,999,925	-	9,000,000	-	9,000,000
Common stock issued for settleemnt of liability	-	-	-	-	-	-	-	-	-	-	-	-	78,803	8	945,628	-	945,636	-	945,636
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	249,950	-	250,000	-	250,000
Acquisiton of subsidiary	-	-	-	-	-	-	-	-	-	-	51	-	508,141	51.00	509,020	-	509,071	(3,464,218)	(2,955,147)
Excise tax liability arising from redemption of Class A shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,012)	(10,012)	-	(10,012)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,248,486)	(10,248,486)	-	(10,248,486)
Balance as of March 31, 2025	-	$-	106,816	$11	1	$-	4,851	$-	150,000	$15	51	$-	32,068,770	$3,207	$26,323,118	$(13,461,859)	$12,864,492	$(3,464,218)	$9,400,274

			Total Cycurion, Inc. Stockholders’ Equity
	Common stock subject to possible		Series A convertible		Series B convertible		Series C convertible		Series D convertible		Series F convertible
	redemption		preferred stock		preferred stock		preferred stock		preferred stock		preferred stock		Common stock		Additional		Total
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance as of December 31, 2023	-	-	-	-	2,000	$-	4,851	$-	-	-	-	-	7,341,607	$734	$9,678,339	$(4,432,962)	$5,246,111
Board Compensation	-	-	-	-	-	-			-	-	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	-			-	-	-	-	-	-	-	(312,475)	(312,475)
Balance as of March 31, 2024	-	$-	-	$-	2,000	$-	4,851	$-	-	$-	-	$-	7,341,607	$734	$9,688,339	$(4,745,437)	4,943,636

See accompanying notes to the unaudited consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(10,248,486)	$(312,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	9,250,000	10,000
Amortization of debt discount	64,850	-
Depreciation of fixed assets	1,709	2,197
Amortization of software development cost	8,333	-
Loss on settlement	(141,653)	-
Finance expense	100,000	-
Changes in operating assets and liabilities:
Accounts and other receivables	(1,300,686)	(507,077)
Prepaid and other current assets	(11,415)	4,928
Accounts and accrued liabilities	(467,761)	529,981
Net cash used in operating activities	(2,745,109)	(272,446)

Cash flows from investing activities
Cash acquired on acquisition of subsidiary	34,983	-
Purchase of plant and equipment	(70,000)	(105,001)
Cash withdrawn from Trust Account in connection with redemption	1,001,216	-
Release of Trust Account to Company’s bank account	833,324	-
Net cash from (used in) investing activities	1,799,523	(105,001)

Cash flows from financing activities
Proceeds from exercise of warrants	3,309,921	-
Redemption of common stock subject to redemption	(1,001,216)	-
Net proceeds from line of credit	(9,300)	(16,980)
Repayment of all bank borrowings	(5,114)	(6,503)
Proceeds from convertible notes payable	386,500	-
Proceeds from notes payable	513,200	-
Repayments of notes payable	(20,000)	-
Net cash provided by (used in) financing activities	3,173,991	(23,483)

Net change in cash and restricted cash	2,228,405	(400,930)
Cash –beginning of period	40,790	607,869
Cash–end of period	$2,269,195	$206,939

Supplementary cash flow information:
Income taxes paid	$-	$-

Non-cash investing and financing activity
Share exchange of Series A Preferred Stock for reverse acquisition	$1,391,176	$-
Series D preferred stock in exchange of convertible notes	$3,333,335	$-
Common stock issued for conversion of Series B and D Preferred Stock	$1,252	$-
Common stock and Series F Preferred Stock issued for acquisition of subsidiary	$509,071	$-
Excise tax liability arising from redemption of common stock subject to redemption	$10,012	$-
Release of common stock subject to redemption	$916,093	$-

See accompanying notes to the unaudited consolidated financial statements.

CYCURION, INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2025 and 2024

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Cycurion, Inc (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.; the “Company”, “Cycurion”,“we”, “us” or “our”) was incorporated on October 12, 2017, in the state of Delaware. Through its subsidiaries, the Company provides premier information technology security solutions. The Company continually strives to deliver top-notch services in the areas of risk management, cybersecurity, information assurance, systems engineering and help desk solutions. The Company is headquartered in McLean, Virginia. On July 14, 2020, the Company changed its corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.

On November 22, 2017, the Company acquired Axxum Technologies, LLC (“Axxum”), a limited liability company organized on December 29, 2006, in the Commonwealth of Virginia.

On April 3, 2019, the Company acquired Cloudburst Security, LLC (“Cloudburst”), a limited liability company organized on January 12, 2007, in the Commonwealth of Virginia.

Business Combination

On February 14, 2025, we completed the business combination and transactions (the “Business Combination”) as set forth in an Agreement and Plan of Merger, dated November 21, 2022, as amended on April 26, 2024, December 31, 2024 and February 13, 2025 (the “Merger Agreement”), by and among Western Acquisition Ventures Corp. (“Western”), Western Acquisition Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Western (“Merger Sub”), and Cycurion Sub, Inc., a Delaware corporation formerly known as Cycurion, Inc. (“Cycurion Sub”). As contemplated by the Merger Agreement, Merger Sub merged with and into Cycurion Sub with Cycurion Sub as surviving the merger as a wholly-owned subsidiary of Western. In addition, in connection with the consummation of the Business Combination, Western was renamed “Cycurion, Inc.”

On February 14, 2025, the parties completed the Business Combination. As a result of the Business Combination, each ordinary share of Cycurion Sub was cancelled and converted into shares of Company common stock, on the terms set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the aggregate number of shares of Company common stock that was delivered as consideration in the Business Combination was capped at 15,000,000 shares. Concurrently with the completion of the Business Combination, the Company issued an aggregate of 6,543,073 shares of common stock, 106,816 shares of Series A preferred stock (“Class A Convertible Preferred Stock”), 3,000 shares of Series B preferred stock (“Class B Convertible Preferred Stock”), 4,851 shares of Series C preferred stock (“Class C Convertible Preferred Stock”), 6,666,667 shares of Series D preferred stock (“Class D Convertible Preferred Stock”), 680,875 Series A warrants, 6,000,000 Series B warrants, 7,272,728 Series D warrants , 270,171 common stock warrants, 472,813 shares of common stock issued in connection with the Series D private placement, 500,000 shares of common stock issued to A.G.P./Alliance Global Partners (“A.G.P.”), 250,000 shares of common stock issued to Seward & Kissel LLP and 78,803 shares of common stock issued to Baker & Hostetler LLP.

The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP because Cycurion is the operating company and has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), while Western is a blank check company.

Under the reverse recapitalization model, the Business Combination was treated as Cycurion issuing equity for the net assets of Western, with no goodwill or intangible assets recorded.

While Western was the legal acquirer in the Business Combination, because Cycurion, prior to the Business Combination (“Predecessor Cycurion”), was deemed the accounting acquirer, the historical financial statements of Predecessor Cycurion became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Predecessor Cycurion prior to the Business Combination; (ii) the combined results of Western and Predecessor Cycurion following the closing of the Business Combination; (iii) the assets and liabilities of Predecessor Cycurion at their historical cost; and (iv) Cycurion’s equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Predecessor Cycurion common stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Predecessor Cycurion prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States, which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of March 31, 2025, there was substantial doubt regarding the Company’s ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the three months ended March 31, 2025 and from prior periods. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of March 31, 2025, the Company had an accumulated deficit of $13.4 million and a working capital deficit of $15.1 million. In addition, the Company had a net cash outflow of $2.8 million from operating activities during the three months ended March 31, 2025. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2024.

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

Restricted Cash

In accordance with the trust agreement between Western and Equiniti Trust Company, LLC, dated January 11, 2022, the Company is permitted to withdraw interest from the trust account (the “Trust Account”) to pay its tax obligations, including federal income taxes and state franchise taxes. The balance of this withdrawal is included in restricted cash in the amount of $0 on the accompanying balance sheet, representing the amounts available exclusively for payment of current tax liabilities.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future interim periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange (“SEC”) on April 17, 2025.

Principles of consolidation

These financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Axxum Technologies, LLC (“Axxum”), Cloudburst Security, LLC (“Cloudburst”), Cycurion Innovation, Inc. (“Cycurion Innovation”), Western, and SLG Innovation Inc (“SLG”). All significant inter-company balances, fees, and expenses have been eliminated in consolidation.

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on consolidated net income, which is reported on our Consolidated Statements of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand, deposits in banks, and any investments with maturities with less than three months from inception to maturity. The Company’s primary bank deposits are located in the United States. Those deposits are provided protection under the Federal Deposit Insurance Corporation (“FDIC”) up to maximum of $250,000. The amount in excess of the FDIC insurance as of March 31, 2025 was approximately $1.6 million. Management has determined that the risk of loss from insolvency by the financial institutions at which it has deposited it funds is insignificant and unlikely; accordingly, the Company has not accrued for any potential losses.

The Company had $2,269,195 and $38,742 in cash and did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company also had $0 and $2,048 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved for the payment of income and state franchise taxes.

Common Stock subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the initial public offering of Western feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

As of March 31, 2025 and December 31, 2024, the value of common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Common stock subject to possible redemption as of December 31, 2024	$1,917,309
Less:
Redemption	(1,001,216)
Release of common stock subject to redemption	(916,093)
Common stock subject to possible redemption as of March 31, 2025	-

Accounts receivable

Accounts receivable is stated at the original amount less an allowance for credit losses.

Accounts receivable is recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. ASC 326 introduces an approach based on expected losses to estimate the allowance for doubtful accounts, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for credit losses considers factors such as historical credit loss experience, age of receivable balances, subsequent collection, current market conditions, reasonable and supportable forecasts of future economic conditions.

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

The Company also assessed the creditworthiness and solvency of its customers as of March 31, 2025 and December 31, 2024 and has determined that those customers were unlikely not to settle their balances in full; accordingly, as of March 31, 2025 and December 31, 2024, the Company’s estimated allowance for credit losses was both zero.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. Goodwill is reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). Fair value is generally determined using a discounted cash flow analysis. During the three months ended March 31, 2025 and 2024, no impairment of goodwill was recognized.

Software development costs

The Company is undergoing new Software as a Service (“SaaS”) product development based on an acquired SaaS platform in previous years, which has not been utilized in its original form. Cost from the acquired SaaS platform, functionalities and modules and the redesigned features of the distinct new SaaS product are accounted for under ASC 985-20 (Costs of Software to Be Sold, Leased, or Marketed). Development costs were capitalized as “Software Development in Progress” after achieving technological feasibility.

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

The Company’s disaggregated revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024

Advisory Consulting	$3,835,414	$4,220,436
Managed Security Service Practice (MSSP)	31,513	18,747
Software as a Service (Saas)	3,123	3,672
	$3,870,050	$4,242,855

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

As of March 31, 2025, common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive (see Note 18).

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

NOTE 3 — ACCOUNTS RECEIVABLES

Accounts receivables consisted of the following As of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Gross accounts and other receivables	$3,937,771	$10,353,708
Less: Allowance for doubtful accounts	-	-
	$3,937,771	$10,353,708

During the three months ended March 31, 2025 and 2024, the Company have not written off any outstanding receivable.

NOTE 4 — BUSINESS COMBINATION

SLG Innovation, Inc.

SLG is a technology services firm with operations and client contracts deemed to be strategically complementary to the Company’s existing business and long-term growth objectives. As of December 31, 2020, the Company had initiated discussions regarding the potential acquisition of SLG Innovation, Inc. (“SLG”) and had advanced a non-refundable deposit of $1,401,923 for cash advances, loans, capitalized transaction costs and accounts receivable arising from prior business dealings with SLG. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG’s assets and certain liabilities, which included a termination right exercisable at the Company’s sole discretion prior to December 31, 2021. This agreement was subsequently amended to limit the acquisition to certain specified assets, primarily identifiable sales contracts.

As of December 31, 2024, the refundable deposit had increased to $2,000,000, comprising $561,808 in cash advances and loans, $20,000 in due diligence costs, and $1,418,192 in accounts receivable.

On April 29, 2023, the Company and SLG executed a unidirectional letter of intent (“SLG LOI”), which bound SLG to the transaction but did not obligate the Company. The SLG LOI provided that, unless terminated by the Company on or before April 30, 2024, the Company would proceed to acquire SLG or substantially all of its assets and liabilities through a structure to be finalized. The agreed-upon valuation included the $2,000,000 receivable, $2,136,445 in SLG payables to RCR Technology Corporation (excluding payables incurred within 90 days prior to closing), and 996,355 shares of the Company’s capital stock.

In connection with the SLG transaction, the Company also entered into a separate unidirectional letter of intent with RCR (“RCR LOI”) on April 29, 2023, under which the Company would acquire SLG’s payables owed to RCR, subject to the closing of the SLG transaction. Consideration for the RCR transaction was to be settled in the form of Company shares, as specified in the RCR LOI.

On March 31, 2025, the company entered into a Management Services Agreement and a Release agreement (the “Agreement”) to acquire certain assets and assumed certain liabilities to acquire 51% of equity interest in SLG. The total purchase consideration related to acquisition of SLG consisted primarily of:

a. prepaid deposit of $2,000,000;

b. 508,141 shares of common stock having par value of $0.0001 per share; and

c. 51 shares of Series E Preferred stock with a face value of $10,000 and conversion price of $1.00.

d. $10,814,147 of accounts receivable in Cycurion owing from SLG

The Company has determined that the SLG acquisition constitutes a business combination as defined by ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed are recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired assets and liabilities, if any. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than March 31, 2026. The estimated fair values as of the acquisition date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

The following table summarizes the fair value of cash and non-cash consideration transferred, assets acquired, liabilities assumed as of the acquisition date, resulting in the bargain purchase gain:

Valuation as of
March 31, 2025
Cash Consideration	$2,000,000
Noncash Consideration:
Common Stock (1)	254,071
Series E Preferred Stock(2)	255,000
Account receivables in Cycurion owing from SLG(3)	10,814,147
Total Noncash Consideration:	$11,323,218
Total Consideration	$13,323,218

(1)	Represents the fair value of 508,141 common stock issued in the SLG transaction based on the quoted stock price on the date of issuance.
(2)	Represents the fair value of the Series E Convertible Preferred Stock as is converted to common stock based on the quoted price common stock on the date of issuance.
(3)	Represents the fair value of the accounts receivable in Cycurion owing from SLG.

Valuation as of
March 31, 2025
Total consideration:	$13,323,218

Assets acquired
Cash and cash equivalents	$34,983
Accounts receivable	3,066,581
Assets acquired	$3,101,564
Labilities assumed
Accounts payable	$4,317,052
Accrued liability	10,650
Payroll liability	40,642
Factoring liability	2,176,922
Due to RP	18,000
Loans payable	625,222
Liabilities to Cycurion	2,982,908
Liabilities assumed	$10,171,396
Net liability	(7,069,832)

Elimination of inter-company balances
Elimination of liabilities in SLG	2,982,908
2,982,908

Non-controlling interest (1)	(3,464,218)
Goodwill (2)	$13,945,924

(1)	Fair value of the noncontrolling interest based on NCI’s 49% interest in the net assets acquired.
(2)	Goodwill is calculated as Total Consideration paid less the net assets acquired.

NOTE 5 — FIXED ASSETS, SOFTWARE DEVELOPMENT COSTS, AND INTANGIBLE ASSET

Fixed assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
At Cost:
Equipment	$125,546	$125,546
Furniture and fixtures	26,339	26,339
Leasehold improvements	62,721	62,721
Capital lease	23,004	23,004
Software	13,500	13,500
	251,110	251,110

Less: Accumulated depreciation
Equipment	123,187	121,869
Furniture and fixtures	19,510	19,396
Leasehold improvements	62,721	62,721
Capital lease	19,897	19,897
Software	7,183	6,906
Less: Accumulated depreciation	232,498	230,789

	$18,612	$20,321

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation expenses in cost of revenue of $1,709 and $733, respectively, and selling, general and administrative expenses of 1,709 and $1,464, respectively.

Software development costs consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
At Cost:
Software development cost	4,221,981	4,151,981

During the three months ended March 31, 2025 and 2024, the Company incurred software development costs of $70,000 and $105,000, respectively.

In 2024, the Company reclassed software development costs from fixed asset to software development costs. The Company continuing incurs costs to develop new modules, functionalities, and integrations on previous purchased SaaS platform in order to develop a new product with differentiated offering. As of March 31, 2025, the SaaS platform is still undergoing development stage and not ready for external sales. No amortization has been recorded during the three months ended March 31, 2025 and 2024.

In 2024, the Company reclassed a part of software from fixed asset to software development costs.

Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
At Cost:
Contractual relationship	$66,361	$66,361
Implementation	28,099	28,099
Software	100,000	100,000
	194,460	194,460
Less: Accumulated amortization
Contractual relationship	66,361	66,361
Implementation	28,099	28,099
Software	83,333	75,000
	177,793	169,460

	$16,667	$25,000

During the three months ended March 31, 2025 and 2024, the Company recorded amortization expenses in selling, general and administrative expenses of $8,333 and $0, respectively.

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

Acquisition of SLG Innovation Inc.

The Company initiated discussions to acquire SLG in late 2020, advancing an initial non-refundable deposit of $1.4 million for loans, capitalized transaction costs, and accounts receivable. By December 31, 2024, this deposit had increased to $2 million. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG’s assets and certain liabilities, later amended to focus on specific sales contracts. A unidirectional letter of intent (LOI) was executed on April 29, 2023, binding SLG to the transaction while allowing the Company the option to proceed. The LOI contemplated a structure involving the $2 million receivable, $2.1 million in SLG payables to RCR Technology Corporation, and 996,355 shares of the Company’s capital stock.

On March 31, 2025, the Company finalized an agreement to acquire 51% equity interest in SLG. The total purchase consideration included the $2 million prepaid deposit, 508,141 shares of common stock (par value $0.0001), 51 shares of Series E Preferred Stock (face value $10,000 each, conversion price $1.00) and $10,814,147 of accounts receivable in Cycurion owing from SLG. Additionally, the Company issued 500,000 common shares to assume SLG’s share-based payment obligations.

The acquisition was accounted for as a business combination under ASC 805. As of the acquisition date, the fair value of assets acquired totaled $3,101,564, including $34,983 in cash and $3,066,581 in accounts receivable. Liabilities assumed amounted to $10,171,396, including accounts payable, accrued liabilities, payroll liabilities, and loans. After recognizing a non-controlling interest of $3,464,218, the net assets acquired were negative $7,069,832 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $13,945,924. This goodwill reflects the strategic value of SLG’s operations, expected synergies, and future growth potential.

	2025	2024
Goodwill
Axxum	$5,153,266	$5,153,266
Cloudburst	1,439,038	1,439,038
SLG	13,945,924	-
Total Goodwill	$20,538,228	$6,592,304

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

As of March 31, 2025, the stated rate of interest of the revolving line of credit was 8.50%. The outstanding balance of the line of credit was $3,239,767 and $3,249,067, respectively, as of March 31, 2025 and December 31, 2024.

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

The loan covenants were replaced as follows: (i) on or after June 30, 2020 but prior to December 31, 2020, minimum tangible net worth (net liability) of $2,750,000; on or after December 31, 2020 but prior to June 30, 2021, minimum tangible net worth (net liability) of $2,250,000; on or after June 30, 2021 but prior to December 31, 2021, minimum tangible net worth (net liability) of $1,750,000; on or after December 31, 2021, but prior to June 30, 2022, minimum tangible net worth (net liability) of $1,250,000; on or after June 30, 2022 but prior to December 31, 2022, minimum tangible net worth (net asset) of $500,000; on or after December 31, 2022, but prior to June 30, 2023, minimum tangible net worth (net asset) of $1,250,000; on or after June 30, 2023 but prior to December 31, 2023, minimum tangible net worth (net asset) of $2,000,000; on or after December 31, 2023, minimum tangible net worth (net asset) of $2,500,000, (ii) interest coverage ratios must be greater than 1.20-to-1, measured on quarterly basis, using a rolling four-quarter basis, beginning with the fiscal quarter ending June 30, 2020 (iii) the Company must achieve minimum consolidated EBITDA greater than $300,000 per quarter, and (iv) annual capital expenditures must be less than $50,000.

As of March 31, 2025, the stated rate of interest of the loan was 9.5%.

The Company has categorized balances due within one operating period as current and those payments due after one operating period as long-term. As of March 31, 2025 and December 31, 2024, the Company recorded bank loan-current portion of $770,078, net of debt discount of $0 and $774,095, net of debt discount of $1,097 and bank loan-long term portion of $0, net of debt discount of $0 and $0, and net of debt discount of $0 and, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company record amortization of discount of $1,097 and $0, respectively.

NOTE 8 — LOANS PAYABLE

The following table summarizes the components of the Company’s loans payable and advances as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Loan payable	$405,314	405,314
Loan payable-SLG	264,379	-
EIDL Cycurion Loan	150,000	150,000
EIDL SLG Loan	157,220	-
Private Loan payable	203,623	-
Total face value	1,180,536	555,314
Unamortized discount	-	-
Total loans payable	1,180,536	555,314
Current portion of loans payable and advances	885,240	408,516
Long-term portion of loans payable and advances	$295,296	$146,798

Loan payable

On March 20, 2023, the Company entered into a receivable purchase agreement (the “RPA Loan”) for case received of $339,500, with a specified interest rate of 8.00%, due January 20, 2024. The RPA Loan requires weekly payments of $15,302, until $489,650 is repaid. As of March 31, 2025 and December 31, 2024, the Company recognized a balance owing of $405,314, respectively, and the loan is in default.

EIDL Cycurion Loan

On July 16, 2020, the Company executed the standard loan documents required for securing loans (the “EIDL Loan - Cycurion”) offered by the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Cycurion Loan is $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL Cycurion Loan. Installment payments, including principal and interest, are due monthly beginning July 16, 2021 (twelve months from the date of the EIDL Cycurion Loan) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL Cycurion Loan. The Company recorded note payable as $3,202 of loan payable under current liability as of March 31, 2025 and $295,296 and $146,798 of long-term loan payable, respectively, as of March 31, 2025 and December 31, 2024.

EIDL SLG Loan

On September 30, 2020, the Company executed the standard loan documents required for securing loans (the “EIDL SLG Loan”) offered by the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL SLG Loan is $150,000, with the proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL SLG Loan. Installment payments, including principal and interest, are due monthly beginning January 1, 2023 in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL SLG Loan (June 30, 2050). As of March 31, 2025, the balance of the EIDLSLG Loan including interest is $157,220.

Loan Payable-SLG

In 2022 and 2023, the Company entered into non-recourse agreements with a lender to sell future receipts. Under the agreement, the Company was required to make daily payments. The terms were renegotiated to monthly payments in 2023. As of March 31, 2025, the balance on the loan is $264,379 and it is currently in default.

Private Loan payable

In 2017, the Company entered into a loan agreement with a third party to provide up to $500,000. The funds can be requested on an as-needed basis based on a 10-30% interest rate. As of March 31, 2025, the balance on the loan is $203,623 and is currently in default.

NOTE 9 — PROMISSORY NOTES

The following table summarizes the components of the Company’s promissory notes of March 31, 2025 and December 31, 2024:

	March 31,	December 31,	Stated	Maturity
	2025	2024	interest	(Calendar year)

Note issued in 2017	$250,000	$250,000	4%	2020
Notes issued prior to 2021	700,000	700,000	24%	2021 - 2022
Notes issued in 2023	1,067,611	1,067,611	12 - 24%	2023
Notes issued in 2024	517,425	480,758	10 - 24%	2025
Notes issued in 2025	670,558	-	10 - 35%	2025 - 2026
Total face value	3,205,594	2,498,369
Unamortized discount and issuance costs	(67,441)	(11,380)
Total notes payable	$3,138,153	$2,486,989

During the three months ended March 31, 2025, the Company issued promissory notes in the amount of $690,558, for $513,200 in proceeds to unaffiliated investors and for $100,000 to be released from the binding term sheet with a future equity line to an unaffiliated investor, and the Company repaid a promissory note of $20,000.

During the three months ended March 31, 2025 and 2024, the Company record amortization of debt discount of $56,061 and $0, respectively.

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

The Company entered into the Merger Agreement with Western and Merger Sub, on November 21, 2022, as amended. As a result of the Business Combination, Cycurion raised $3,333,335 of debt capital on November 21, 2022, from nine (9) unaffiliated investors who were issued for convertibles notes, warrants and shares of common stock. The convertible notes had a maturity date of November 21, 2023, and an interest rate of 8%. They were also issued to convert to equity upon completion of the Business Combination between Cycurion and Western.

During the three months ended March 31, 2025, the Company issued preferred stocks and warrants in exchange of the outstanding convertible promissory notes which had an aggregate principal amount of $3,333,335 and accrued interest of $299,259. As a part of this conversion, the Company issued 6,666,667 shares of Series D Convertible Preferred Stock and 7,272,728 Series D warrants to seven (7) unaffiliated noteholders. As a result, the Company recorded gain on settlement of debt of $299,259.

As of March 31, 2025 and December 31, 2024, the Company had outstanding convertible promissory notes of $0 $3,333,335 respectively.

NOTE 10 – CONVERTIBLE NOTES

The following table summarizes the components of the Company’s convertible notes of March 31, 2025 and December 31, 2024:

	March 31,	December 31,	Stated	Maturity
	2025	2024	interest	(Calendar year)

Notes issued in 2025	$440,217	-	18%	2026
Total face value	440,217	-
Unamortized discount and issuance costs	(49,241)	-
Total notes payable	$390,976	$-

During the three months ended March 31, 2025, the Company issued convertible notes in the amount of $440,217 for $386,500 in proceeds to three unaffiliated investors. The notes have a term of one (1) year from issuance and carry annual interest rate of 18% that commenced upon funding date through the date of repayment. The notes have a conversion price of $1.75 per share.

During the three months ended March 31, 2025 and 2024, the Company record amortization of debt discount of $4,476 and $0, respectively.

NOTE 11 – FACTORING LIABILITY

On July 12, 2022, the Company entered into agreement with a lender Factor A, whereby the Factor A would loan proceeds against certain accounts receivable up to 90% of the total value of the invoice, which is paid to the Company in the form of a cash advance. A factoring cost of 1.5% is applied for days 1-30 after the loan is funded, and an additional 0.5% fee charge is applied for each additional 10 days period thereafter. The maximum facility is $3 million.

Accordingly, pursuant to ASC 860-20-55-24, the Company recognized a factoring liability to the lenders until the accounts receivable are collected. As of March 31, 2025, the factoring liability was $2,176,922.

NOTE 12 — SERIES A CONVERTIBLE PREFERRED STOCK

As of December 31, 2024, the Company had designated 500,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share. The Series A had voting rights on an as-if-converted to common stock basis. The holders were entitled to a 10% dividend and convert at any time into shares of common stock at a ratio of 1 to 25.6938 shares of common stock, subject to adjustment.

As a part of the Business Combination with Western, the Company issued 106,816 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Class A Convertible Preferred Stock”), in connection with the conversion and settlement of previously outstanding securities mentioned above. Refer Note 13 for the characteristic of newly issued Series A Convertible Preferred stock.

NOTE 13 — EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value of $0.0001 per share, issuable from time to time in one or more series.

Mezzanine Equity

As of March 31, 2025 and December 31, 2024, there are 0 and 173,879 shares of common stock subject to possible redemption, respectively.

Stockholders’ Equity

Series A Convertible Preferred Stock

The Company has designated 110,000 shares of Series A Convertible Preferred Stock with a stated value of $1.45 per share.

Voting Rights: The holders of our Cycurion’s Series A Stock have voting rights on an as-if-converted-to-Common-Stock basis, and as required by law (including without limitation, the GCL) and as expressly provided in this Certificate of Designation. As long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of a majority of the then-outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividend Rights: Holders of shares of Cycurion’s Series A Convertible Preferred Stock shall entitled to receive, dividends on shares of Preferred Stock at the rate of twelve percent (12%) per annum of the per-share Stated Value ($1.45 per share). The dividends shall be paid payable quarterly in arrears in shares of common stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis. No other dividends shall be paid on shares of Preferred Stock.

Conversion Rights: Shares of Cycurion’s Series A Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series A Convertible Preferred Stock-for-one share of common stock, subject to adjustment.

Liquidation Preference: Holders of shares of Cycurion’s Series A Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series A Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series A Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Protective Provisions: As long as any shares of Series A Convertible Preferred Stock are outstanding, Cycurion shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series A Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series A Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series A Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series A Convertible Preferred Stock, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

As part of the acquisition of Western during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 106,816 preferred shares.

As of March 31, 2025 and December 31, 2024, there were 106,816 and 0 of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 3,000 preferred shares of series B Convertible Preferred Stock in exchange of existing 3,000 Series B Convertible Preferred Stock.

During the three months ended as of March 31, 2025, a total of 2,999 Series B Convertible Preferred Stock were converted into 5,998,653 shares of common stock.

As of March 31, 2025 and December 31, 2024, there were 1 and 3,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued a total of 4,851 preferred shares of series C Convertible Preferred Stock in exchange of existing 1,356,586 shares of Cycruion common stock and 406,969 Warrants.

As of March 31, 2025 and December 31, 2024, there were 4,851 shares of Series C Convertible Preferred Stock issued and outstanding.

Series D Convertible Preferred Stock

The Company has designated 6,666,700 shares of Series B Convertible Preferred Stock with a stated value of $0.50 per share.

Voting Rights: Holders of shares of Cycurion’s Series D Convertible Preferred Stock shall not have any voting rights except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series D Convertible Preferred Stock.

Dividend Rights: Holders of shares of Cycurion’s Series D Convertible Preferred Stock shall be entitled to receive, and Cycurion shall pay, dividends on shares of Series D Convertible Preferred Stock (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.

Conversion Rights: Shares of Cycurion’s Series D Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series B Convertible Preferred Stock-for-one share of common stock, subject to adjustment.

Liquidation Preference: Holders of shares of Cycurion’s Series D Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series D Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series D Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Protective Provisions: As long as any shares of Series D Convertible Preferred Stock are outstanding, Cycurion shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series D Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series D Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series D Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series D Convertible Preferred Stock, (c) increase the number of authorized shares of Series D Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 6,666,666 preferred shares of series D Convertible Preferred Stock.

During the three months ended as of March 31, 2025, a total of 6,516,666 Series D Convertible Preferred Stock were converted into 6,516,666 shares of common stock.

As of March 31, 2025 and December 31, 2024, there were 150,000 and 0 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

Series E Convertible Preferred Stock

The Company has designated 100 shares of Series E Convertible Preferred Stock with a stated value of $ 10,000 per share.

Voting Rights: Holders of shares of Cycurion’s Series E Convertible Preferred Stock shall not have any voting rights except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series B Convertible Preferred Stock.

Dividend Rights: Holders of shares of Cycurion’s Series E Convertible Preferred Stock shall be entitled to receive, and Cycurion shall pay, dividends on shares of Series E Convertible Preferred Stock (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.

Conversion Rights: Shares of Cycurion’s Series E Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series E Convertible Preferred Stock-for-one share of common stock, subject to adjustment.

Liquidation Preference: Holders of shares of Cycurion’s Series E Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series E Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series E Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Protective Provisions: As long as any shares of Series E Convertible Preferred Stock are outstanding, Cycurion shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series E Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series E Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series E Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series E Convertible Preferred Stock, (c) increase the number of authorized shares of Series E Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

As part of the acquisition of SLG Innovation, during the three months ended March 31 2025, the Company issued to the majority shareholder a total of 51 preferred shares of series E Convertible Preferred Stock as consideration for the transaction.

Common Stock

The Company has authorized 100,000,000 shares of common stock, par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

●	12,515,619 shares for conversion of series B and D convertible preferred stock.
●	7,044,917 shares for exercise of other warrant, Warrant A, B and D for $3,309,921
●	750,000 shares valued at $9,000,000 for business acquisition costs
●	78,803 shares valued at $945,628 for a settlement of debt of $788,803, as a result, the Company recorded loss on settlement of debt of $157,606

●	500,000 shares valued at $250,000 for an employment agreement
●	508,141 shares valued at $764,020 for an acquisition of SLG
●	78,983 shares for a release of common stock subject to redemption

As of March 31, 2025 and December 31, 2024, there were 32,068,770 and 10,592,607 shares of common stock issued and outstanding, respectively. The 32,068,770 shares of common stock include 624,864 shares of common stock to be issued to SLG and under certain equity plans.

Warrants

Public Warrants

As of March 31, 2025 and December 31, 2024, there were 11,500,000 public warrants (“Public Warrants”) outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the initial public offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

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

Private Placement Warrants

As of March 31, 2025 and December 31, 2024, there were 376,000 private placement warrants (“Private Placement Warrants”) outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.

Series A Warrants

On November 17, 2017, the Company had issued 1,333,336 Series A warrants at exercise price of $0.45 with expiry on November 22, 2025. As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 680,875 series A warrants in exchange of existing 1,333,336 series A warrants having expiry on February 19, 2029 and exercise price of $0.319707

Series B Warrants

On August 1, 2023, the Company had issued 4,000,000 Series B warrants with an exercise price of $0.50. with expiry on August 1, 2028.

On April 12, 2024, the Company issued 2,000,000 Series B warrants with an exercise price of $0.50. The warrants will expire on April 12, 2029.

As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 6,000,000 series B warrants in exchange of existing 6,000,000 series B warrants having expiry on February 19, 2030 and exercise price of $0.50.

Series D Warrants

On March 22, 2022, the Company had issued 196,911 warrants with subordinated convertible promissory note at exercise price of $1.41 with the expiry on September 22, 2027.

On November 22, 2022, the Company had issued 984,557 warrants with subordinated convertible promissory note at exercise price of $1.41with the expiry on April 21, 2028.

As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 7,272,728 series D warrants in exchange of existing 1,181,468 series D warrants having expiry on February 19, 2029 and exercise price of $0.50

Other Warrants

On March 8, 2022, the Company had issued 529,067 warrants to the originators of $700,000 of investor notes at exercise price of $0.92 with the expiry on March 8, 2026.

As part of the acquisition of Western, during the three months ended March 31 2025, the Company issued to unaffiliated investors a total of 270,171 warrants in exchange of existing 529,067 warrants having expiry on February 19, 2029 and exercise price of $0.319707

A summary of activity for all warrants during the three months ended March 31, 2025 as follows:

			Weighted
	Number of	Weighted Average	Average
	shares	Exercise Price	Life (years)
Outstanding, December 31, 2024	9,450,840	$0.69	3.04
Granted	26,099,773	5.50	4.69
Replacement of old warrants	(9,450,840)	0.69	2.92
Exercised	(7,044,917)	0.48	-
Expired	-	-	-
Outstanding, March 31, 2025	19,054,856	$7.36	4.66

Exercisable, March 31, 2025	19,054,856	$7.36	4.66

The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company’s own common stock; therefore, they should be accounted for as permanent equity.

NOTE 14 — LEASE COMMITMENTS

Operating lease

After the acquisition of Cloudburst, the Company entered into a new non-cancelable operating lease agreement with Scandium, LLC, for the lease of a new floor in the same building as it had occupied. This new lease agreement commenced on December 1, 2019 and expires in 48 months. The monthly rent for the first year was $10,351, the second year was $10,687, the third year was $11,035, and the fourth year was $11,393. The agreement calls for a security deposit of $10,351. As of March 31, 2025, and December 31, 2024, the Company does not have leases.

The Company recognized total lease expense of $0, for the three months ended March 31, 2025 and 2024, primarily related to operating rent lease costs paid to lessors.

NOTE 15 — RISKS

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

Concentration risks

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2025 and 2024. Accordingly, there was a concentration of risk in demand for the Company’s services.

	Revenue
	For the three months ended March 31,
	2025		2024
Customer	Amount	%	Amount	%
A	$3,368,125	87%	$3,741,079	88%
B	$233,174	6%	$247,484	6%
C	$142,888	4%	$78,551	2%

	Accounts receivable
	At March 31,		At December 31,
	2025		2024
Customer	Amount	%	Amount	%
1	$933,126	24%	$8,970,298	87%
2	$771,596	20%	$342,394	3%
3	$579,610	15%	$340,179	3%

NOTE 16 — FINANCIAL INSTRUMENTS

The Company classified the following securities as financial instruments:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Subordinated convertible promissory notes	$-	$-	$2,798,217	$2,798,217

	December 31, 2024
Liabilities:	Level 1	Level 2	Level 3	Total
Subordinated convertible promissory notes	$-	$-	$5,490,324	$5,490,324
Series A convertible preferred stock	$-	$-	$1,294,117	$1,294,117
Equity:
Warrants	$-	$-	$2,687,074	$2,687,074

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

NOTE 17 — RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On September 20, 2024, the Company entered into a promissory note with the Sponsor for $230,000, pursuant to which the Company can borrow up to an aggregate principal amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. As of March 31, 2025, the Company had borrowed the full $230,000 and nothing was available for withdrawal. The Company deemed the interest on the loan to be immaterial and as such did not record any interest relating to the note as of March 31, 2025.

Personal guarantees were entered by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the Main Street Bank loan.

Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $20,614.95 and $119,279, as of March 31, 2025 and December 31, 2024, respectively.

Loans payable

The following table summarizes the components of the Company’s loans payable related parties as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,	Stated	Maturity
	2025	2024	interest	(Calendar year)

Loans to two directors issued in 2023	$130,900	$130,900	24%	2023
Loan to a director issued in 2024	20,250	20,250	24%	2025
Total face value	151,150	151,150
Unamortized discount and issuance costs	(1,749)	(3,062)
Total loans payable related parties	$149,401	$148,088

Loans payable - current	$149,401	$148,088
Loans payable - non-current	$-	$-

During the three months ended March 31, 2025 and 2024, the Company record amortization of debt discount of $1,313 and $0, respectively.

NOTE 18 — EARNINGS PER SHARE

The components of basic and diluted Earnings Per Share (“EPS”) were as follows:

	Three months ended
	March 31,
	2025	2024

Basic Loss per Share Numerator
Net Loss	$(10,248,486)	$(312,475)
Loss Available to Common Stockholders	(10,248,486)	(312,475)

Diluted Loss per Share Numerator
Add back interest for subordinated convertible promissory note	5,000	71,667

Loss Available to Common Stockholders on Converted Basis	$(10,243,486)	$(240,808)

Original Shares:
Basic Weighted Average Shares Outstanding	18,271,618	14,863,215

Dilutive Shares:
Additions from Potential Events
- Conversion of Subordinated Convertible Promissory Note	100,000	1,736,533
- Conversion of Series A Convertible Preferred Stock	2,317,268	2,106,075
- Conversion of Series B Convertible Preferred Stock	1,142	4,000,000
- Conversion of Series C Convertible Preferred Stock	36,045	36,045
- Conversion of Series D Convertible Preferred Stock	76,667	-
- Conversion of Series E Convertible Preferred Stock	1	-
- Exercise of Investor and Placement Agent Warrants	19,054,856	7,450,840
Diluted Weighted Average Shares Outstanding:	39,857,597	30,192,708

Loss per Share
- Basic	$(0.56)	$(0.02)
- Diluted	$(0.56)	$(0.02)

NOTE 19- COMMITMENTS AND CONTINGENCIES

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

Business Combination Marketing Agreement

The Company entered into a business combination marketing agreement on January 11, 2022 (the “Business Combination Marketing Agreement”) with Alliance Global Partners/A.G.P. (“A.G.P.”) whereby A.G.P. is to act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders’ approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company was to pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). The Business Combination Marketing Agreement will be terminated upon entry into the Advisory Agreement (described below).

Advisory Agreement with A.G.P.

A.G.P. was a financial advisor to both Western in connection with the Business Combination transaction. Upon the completion of the Business Combination, A.G.P.: (i) received a cash fee of $500,000 shares of common stock and warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share. Pursuant to the advisory agreement (the “Advisory Agreement”), Western shall pay A.G.P. a total transaction fee equal to $2,500,000 (the “Transaction Fee”) upon the closing of the Business Combination. The Transaction Fee will be payable in the form of preferred shares of Cycurion that are convertible into 500,000 shares of common stock (such preferred shares or the common stock into which they convert, the “Transaction Fee Shares”), for a price per share of common stock equal to $5.00. A portion of the Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.

Agreements with Seward & Kissel LLP

November 27, 2024, we entered into a revised engagement letter (the “Revised Engagement Letter”) with Seward & Kissel LLP (“Seward & Kissel”), pursuant to which Western and Cycurion agreed to pay approximately $1.3 million of its outstanding legal fees and expenses (“Legal Fees”) in shares of common stock in connection with the Business Combination. Following the closing of the Business Combination on February 14, 2025 and in connection with the Revised Engagement Letter, we issued to Seward & Kissel 250,000 shares of common stock and a pre-funded warrant that is exercisable for approximately $1.3 million in shares of common stock (the “Seward & Kissel Pre-Funded Warrant”); provided that once the net proceeds from the sale of the shares equals the Legal Fees, the remaining shares of common stock, including such common stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to the Cycurion. We plan to enter into an exchange agreement with Seward & Kissel to exchange the Seward & Kissel Pre-Funded Warrant for a convertible promissory note that is convertible into such number of shares equal to the Legal Fees.

Agreement with Baker & Hostetler LLP

In 2023, Western agreed to pay approximately $788,030 of its obligations to its counsel, Baker Hostetler LLP, in shares of common stock following the Business Combination, which will be issued at a price per share equal to $10.00, or 78,803 shares.

Equity Line of Credit

Equity Purchase Agreement

On April 7, 2025 (the “Execution Date”), we entered into the Equity Purchase Agreement with the Investor. Under the Equity Purchase Agreement, we have the right, but not the obligation, to direct the Investor to purchase up to $60 million (the “Maximum Commitment Amount”) in shares of our common stock upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to the Investor from time to time under the Equity Purchase Agreement. The term of the Equity Purchase Agreement began on the Execution Date and ends on the earlier of (i) the date on which the Investor shall have purchased shares of common stock issued, or that we shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount, (ii) the date that is twelve (12) months from the date the registration statement is declared effective, (iii) written notice of termination by us to the Investor (which shall not occur at any time that the Investor holds any of the shares of Put Stock), or (iv) written notice of termination by the Investor to us pursuant to (the “Commitment Period”).

During the Commitment Period, we may direct the Investor to purchase shares of Put Stock by delivering a notice (a “Put Notice”) to the Investor. We shall, in our sole discretion, select the number of shares of Put Stock requested in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the Equity Purchase Agreement). The purchase price to be paid by the Investor for the shares of Put Stock will be ninety percent (90%) of the lowest trade of the common stock on the Principal Market during the Valuation Period (as defined in the Equity Purchase Agreement).

In consideration for the Investor’s execution and delivery of, and performance under the Equity Purchase Agreement, on the Execution Date, we, in our discretion, either were to (i) pay to the Investor in cash $1,800,000 (“Commitment Cash”) or (ii) issue the Pre-Funded Warrant to the Investor in a form acceptable to the Investor in its sole discretion and having an exercise price per share of $0.0001, for the Investor’s purchase of shares of common stock (the “Commitment Stock”) having a value of $1,800,000 based on closing price of the common stock on April 6, 2025. We chose to issue the Pre-Funded Warrant. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or our submission of a Put Notice to the Investor and irrespective of any termination of the Equity Purchase Agreement.

Under the Equity Purchase Agreement, we are obligated to file with the SEC, on or before May 7, 2025, a registration statement on Form S-1 (the “Initial Registration Statement”) covering only the resale of the shares of Put Stock and Commitment Stock and is to use our best efforts to have the Initial Registration declared no later than July 7, 2025.

Pre-Funded Warrant

The Pre-Funded Warrant certifies that, for value received, the Investor is entitled to be issued up to 4,500,000 shares of common stock as its Commitment Fee and has an initial exercise price of $0.0001 per share. The Pre-Funded Warrant may not be exercised if the aggregate number of shares of the common stock beneficially owned by the holder would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice (the “Beneficial Ownership Limitation”).

Registration Rights Agreement

On April 7, 2025 (the “RRA Execution Date”), in connection with the Equity Purchase Agreement, we entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which we shall, by May 7, 2025, file with the SEC the Initial Registration Statement covering the maximum number of (i) shares of Commitment Stock, (ii) shares of Put Stock, which have been, or which may, from time to time be issued, including without limitation all of the shares of common stock which have been issued or will be issued to the Investor under the Equity Purchase Agreement (without regard to any limitation or restriction on purchases), and (iii) any and all shares of capital stock issued or issuable with respect to the Put Stock, Commitment Stock, and the Equity Purchase Agreement as a result of any stock split, combination, stock dividend, recapitalization, exchange, or similar event, or otherwise, without regard to any limitation on purchases under the Equity Purchase Agreement (the “Registrable Securities”), as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations, and interpretations so as to permit the resale of the Registrable Securities by the Investor, including, but not limited to, under Rule 415 at then-prevailing market prices (and not fixed prices). The Initial Registration Statement shall register only Registrable Securities. We shall use our commercial best efforts to have the Initial Registration Statement and any amendment thereto declared effective by the SEC at the earliest possible date, but in no event later than July 7, 2025.

Non-Redemption Agreement

On August 6, 2024, the Company, Western Acquisition Ventures Sponsor, LLC (the “Sponsor”) and RiverNorth SPAC Arbitrage Fund, LP (the “RiverNorth”) entered into a non-redemption agreement (the “Non-Redemption Agreement”) whereby the Sponsor plans to transfer to the Investor 5,000 shares each month over the next three months for agreeing not to redeem the 99,800 that it currently holds prior to the business combination.

On October 9, 2024, the Company, the Sponsor and RiverNorth entered into extended non-redemption agreement whereby the Sponsor plans to transfer to RiverNorth 5,000 shares each month over the next three months for agreeing not to redeem the 99,800 that it currently holds prior to the business combination.

Employment Agreements

On December 27, 2023, we entered into an employment agreement with James P. McCormick whereby the Company agreed to pay a total of $125,000 of total compensation annually, including $40,000 in cash and $85,000 in stock payment. On October 30, 2024, we entered into an amendment to the employment agreement with James P. McCormick whereby the Company agreed to pay total compensation of $200,000, including $40,000 in cash at the closing of the Business Combination and the remaining $160,000 in cash from the proceeds that the Company receives from any capital raising transaction following the closing of the Business Combination, including the proceeds from an equity line of credit to be entered into by and among the Company, Cycurion and the investors named therein; provided that the Company shall only be obligated to apply up to 15% of the proceeds from each capital raise until Mr. McCormick’s compensation of $200,000 has been paid in full.

On December 1, 2024, Cycurion and L. Kevin Kelly, Chief Executive Officer, entered into an employment agreement on a two-year term, commencing on December 1, 2024 and ending on December 1, 2026. During the employment period, Mr. Kelly will receive an annual base salary of $325,000, and equity compensation of $500,000 of Company common stock in the first year of the employment agreement, payable quarterly. Mr. Kelly is eligible for a performance bonus based on the Company’s results. The targeted performance bonus is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results.

On January 1, 2025, Cycurion and Alvin McCoy, III, Chief Financial Officer, entered into an employment agreement on a two-year term, commencing on January 1, 2025 and ending on December 31, 2026. During the employment period, Mr. McCoy, III will receive an annual base salary of $325,000 and equity compensation of $500,000 of Company stock in the first year of the employment agreement, payable quarterly. Mr. McCoy, III is eligible for a performance bonus based on the Company’s performance. The targeted performance bonus is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results.

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

As of March 31, 2025 and December 31, 2024, the Company’s stockholders have redeemed a total of 11,421,017 and 11,326,121 shares of common stock resulting in $1,167,174 and $1,157,161 of excise tax liability, calculated as 1% of the value of the shares redeemed, respectively

NOTE 20 — SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through June 5, 2025. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

On April 29, 2025, Cycurion issued a press release announcing that the Company has been awarded a $6 million contract by a major municipal agency.

On May 22, 2025, Cycurion received written notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Form 10-Q”), as described more fully in the Company’s Form NT 10-Q Notification of Late Filing (the “Form NT 10-Q”) filed with the SEC on May 15, 2025. The Listing Rule requires Nasdaq-listed companies to timely file all required periodic reports with the SEC.

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Select Market.

In accordance with Nasdaq’s listing rules, the Company has 60 calendar days after the Notice to submit a plan to regain compliance with the Listing Rule. Pursuant to the Notice, following receipt of such plan, Nasdaq may grant an extension of up to 180 calendar days from the Form 10-Q’s due date, or until November 17, 2025, for the Company to regain compliance. The Company intends to take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable.

From April 1 to May 30, 2025, otherwise unaffiliated persons converted 2,999.3 shares of the Company’s Series B Preferred Stock into 5,998,653 shares of the Company’s common stock and 150,000 shares of the Company’s Series D Preferred Stock into 150,000 shares of the Company’s common stock.

From April 1 to May 30, 2025, otherwise unaffiliated persons exercised 694,530 Series A warrants for the purchase of 694,530 shares of the Company’s common stock; 2,400,000 Series B warrants for the purchase of 4,800,000 shares of the Company’s common stock; 4,382,033 Series D warrants for the purchase of 8,764,066 shares of the Company’s common stock for gross proceeds of approximately $3.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this section, unless otherwise noted, “we,” “our,” “us,” “Cycurion” and the “Company” refer to Cycurion, Inc.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report.

Management’s plans and basis of presentation:

We were originally incorporated as KAE Holdings, Inc., under the laws of the State of Delaware in 2017, with the purpose of acquiring and holding operating entities in the cybersecurity industry. On July 14, 2020, we changed our corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.

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

Our Business

We deliver high-quality, cybersecurity solutions to federal government civilian, defense, and judiciary agencies in addition to commercial clients across a variety of industries. Through our operating subsidiaries and strategic partnerships, we have numerous prime and subcontracts with key government agencies. Our growth engine is driven by organic business solutions and strategic acquisitions of cyber/ infrastructure service providers.

Our Subsidiaries

Cycurion Sub, Inc.

We own our operating subsidiaries through Cycurion Sub., Inc., a Delaware corporation that, until the closing date of the de-SPAC, was known as “Cycurion, Inc.” We continue to conduct our business through the three below-described entities, which are now indirectly wholly-owned second-tier subsidiaries by virtue of the recent closing of the de-SPAC transaction.

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

Cycurion Innovation, Inc.

Cycurion Innovation, Inc. was formed in connection with our acquisition of assets from Sabres, a leading Israeli-based cyber security provider. It operates our Cycurion Security Platform’s line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a Web Application Firewall (“WAF”) and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces (APIs), and backend services from malicious bot traffic that fuels common automated attacks, such as Distributed Denial of Service (“DDoS”) campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s proprietary, cloud-based artificial intelligence (“AI”) algorithm. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.

SLG Innovation, Inc.

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

SLG is fully bound by the terms and provisions of the SLG Term Sheet and the related Management Agreement structure, although Cycurion Sub is permitted to terminate the SLG Term Sheet and to abandon the transactions contemplated thereby any time for any reason or for no reason prior to April 11, 2025, with no further obligations on Cycurion Sub’s part. As of the date of this quarterly report, although we reserve the right to modify the terms and provisions of the SLG Acquisition Agreement, we do not currently expect to terminate it and currently expect to close the transactions contemplated during our current fiscal quarter. Substantially all of the agreements to which SLG is a party have a provision that provides the counterparty to such agreement with a right to approve an assignment or change in control of SLG prior to its effectiveness. If an approval is not forthcoming, then the provisions of the SLG Acquisition Agreement permit us to excise that specific agreement. Upon such occurrence, we reserve that right to reduce the consideration that we would otherwise tender to the equity owners of SLG.

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

The foregoing brief summary description of certain terms and provisions of (i) the SLG Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the SLG Term Sheet, a copy of which is attached to this Annual Report as Exhibit 10.12, (ii) the SLG Term Sheet Amendments, a copy of each of which is attached to this Annual Report as Exhibit 10.12a, Exhibit 10.12b, Exhibit 10.12c, and Exhibit 10.12d, and (iii) the SLG Management Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the SLG Term Sheet, a copy of which is attached to the Annual Report on Form 10-K filed with the SEC on April 17, 2025 as Exhibit 10.12e. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the SLG Term Sheet.

RCR Acquisition Agreement

RCR Technology Corporation (“RCR”) performs certain services for SLG in its role as an SLG subcontractor and, in that context, became a creditor of SLG. In connection with the transactions contemplated by the SLG Term Sheet, on April 25, 2023, Cycurion and RCR also entered into a term sheet (the “RCR Term Sheet”) for a distinct, but related transaction. The RCR Term Sheet contemplates a transaction, pursuant to which RCR will sell to Cycurion all of the accounts receivable of SLG in favor of RCR (but for those accounts that are less than 90 days old as of the date of consummation of the contemplated transaction). The consummation of the transactions contemplated by the RCR Term Sheet is contingent upon the consummation of the transactions contemplated by the SLG Term Sheet. Nevertheless, as a result of our entry into the SLG Management Agreement with SLG, we still currently intend to consummate the transactions contemplated by the RCR Term Sheet in the second half of our current fiscal year. The RCR Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, RCR will be issued shares of our common stock.

Further, as amended by the parties, initially effective as of November 29, 2023, and subsequently effective as of April 29, 2024, August 16, 2024 and December 31, 2024, the RCR Term Sheet expires on the soonest of (i) closing of the transactions contemplated thereby, (ii) April 11, 2025, if the transactions contemplated thereby have not closed by then, (iii) Cycurion’s termination thereof, and (iv) the mutual termination by all of the parties thereto. Notwithstanding anything to the contrary contained therein, Cycurion may terminate its obligations under the RCR Term Sheet and the transactions contemplated hereby for any reason or for no reason without any further obligations and without any liability at any time through and including April 11, 2025. As of the date of this quarterly report, we do not currently expect to terminate the transactions contemplated by the RCR Term Sheet, as amended, and currently expect to close the transactions in the second half of our current fiscal year.

The foregoing brief summary description of certain terms and provisions of the RCR Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the RCR Term Sheet, a copy of which is attached to the Annual Report on Form 10-K filed with the SEC on April 17, 2025 as Exhibit 10.13 and the full text of the RCR Term Sheet Amendments, a copy of each of which are attached to the Annual Report on Form 10-K filed with the SEC on April 17, 2025 as Exhibit 10.13a, 10.13b and 10.13c. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the RCR Term Sheet.

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

Our Cycurion Security Platform’s (formerly Sabres’) line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a Web Application Firewall (WAF) and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces (APIs), and backend services from malicious bot traffic that fuels common automated attacks, such as DDoS campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s proprietary, cloud-based AI algorithm. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.

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

Results of Operations for the three months ended March 31, 2025 and 2024

Three Months Ended March 31,

	2025	2024
Revenue	$3,870,050	$4,242,855
Cost of revenue	3,192,287	3,896,141
Gross profit	677,763	346,714
Selling, general and administrative	10,775,268	378,977
Interest and other expenses	(150,981)	(280,212)
Net income/loss	$(10,248,486)	$(312,475)

Revenue

Revenues for the three months ended March 31, 2025, were $3,870,050, as compared to $4,242,855 for the three months ended March 31, 2024, a decrease of $372,805, representing 8.79% decrease in revenues.

We attribute this decrease in the revenues for the three months ended March 31, 2025, to delayed start dates of new federal, state and local contracts and focus on more profitable business.

Cost of Revenue

The cost of revenue for the three months ended March 31, 2025, was approximately $3,192,287 nearly all of which is related to costs incurred while delivering services to our customers. Conversely, the cost of revenue for the three months ended March 31, 2024, was approximately $3,896,141, nearly all of which is related to costs incurred while servicing our contracts, including contractual and servicing obligations with our employees and contractors.

This $703,854 (18.07%) decrease in the cost of revenues is directly attributable to reduced expenses brought about by the reduced revenue and more profitable business.

Research and Development

We did not have any Research and Development expenses for the three months ended March 31, 2025 and the three months ended March 31, 2024.

Selling, General and Administrative

Our selling, general and administrative (“SG&A”) expenses were $10,775,268 and $378,977 for the three months ended March 31, 2025 and 2024, respectively. We attribute this $10,396,291 (2743.25%) increase in SG&A expenses to merger and acquisition efforts in the legal, administrative, and consulting operations in the three months ended March 31, 2025.

Interest and Other Expenses

Interest and other expenses were approximately $150,981 for the three months ended March 31, 2025, while the Company had interest and other expenses of $280,212 for the three months ended March 31, 2024. The interest and other expenses for the three months ended March 31, 2025 include $178,890 in interest expense, $113,744 in other expense and $141,653 gain on settlement of debts.

Cash Flows

The Three months Ended March 31

	2025	2024
Cash and cash equivalents at the beginning of the period	$40,790	$607,869
Net cash provided by (used in) operating activities	(2,745,109)	(272,446)
Net cash provided by (used in) investing activities	1,799,523	(105,001)
Net cash provided by financing activities	3,173,991	(23,483)
Cash and cash equivalents at the end of the period	$2,269,195	$206,939

Operating Activities

For the three months ended March 31, 2025, net cash used by operating activities was $2,745,109, which included $9,250,00 in stock based compensation, $1,300,686 decrease in accounts receivable, $467,761 decrease in accounts payable and $11,415 decrease in advance and pre-payments to suppliers.

For the three months ended March 31, 2024, net cash used by operating activities was $272,446, which included $312,475 in net losses, $507,077 decrease in accounts receivable, $529,981 increase in accounts and other payables, and $10,000 increase in stock based compensation.

Investing Activities

For the three months ended March 31, 2025, net cash provided in investing activities was approximately $1,799,523. This was attributed to cash withdrawn from the Trust Account for redemption and cash released from the Trust Account to the Company.

For the three months ended March 31, 2024, net cash used in investing activities was approximately $105,001. This was wholly attributed to the purchase of equipment.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $3,173,991. The net cash provided includes $3,309,921 proceeds provided from the exercise of warrants, $1,001,216 cash used in redemption of common stock for redemption, $513,200 in proceeds provided from notes payable, $386,500 in proceeds provided convertible noted payable and $20,000 used in the repayment of other notes payable.

For the three months ended March 31, 2024, net cash used by financing activities was $23,483. The net cash used includes $16,980 in repayment of line of credit, $6,503 used in the repayment of bank borrowings.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception through the period ended March 31, 2025, having had negative cash flow from operations. As of March 31, 2025, we had an accumulated deficit of approximately $13,461,859, as compared to our accumulated deficit of approximately $3,203,361 at December 31, 2024. The increase of our accumulated deficit was a result of our net losses for the three months ended March 31, 2024.

Furthermore, we expect continued, significant operating losses for the next few years. We also utilized cash in operations of approximately $2,745,109 in the three months ended March 31, 2025. As of March 31, 2025, we had unrestricted cash of approximately $2.3 million, an increase of $2.2 million from approximately $38,000 at December 31, 2024. As of March 31, 2025, our total assets increased to approximately $31.6 million from approximately $25.6 million at December 31, 2024, primarily due to increases in goodwill. Based on our current capital resources as of March 31, 2025, including our unrestricted cash and accounts receivable (net) of $3.9 million, we expect to be able to continue our operations for a minimum of 12 months as of the date of this quarterly report. Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Critical accounting policies and significant judgments and estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs, and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements for the three months ended March 31, 2025 and 2024 for a description of our other significant accounting policies.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. Goodwill is reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). Fair value is generally determined using a discounted cash flow analysis. During the three months ended March 31, 2025 and 2024, no impairment of goodwill was recognized.

Software development costs

The Company is undergoing new Software as a Service (“SaaS”) product development based on an acquired SaaS platform in previous years, which has not been utilized in its original form. Cost from the acquired SaaS platform, functionalities and modules and the redesigned features of the distinct new SaaS product are accounted for under ASC 985-20 (Costs of Software to Be Sold, Leased, or Marketed). Development costs were capitalized as “Software Development in Progress” after achieving technological feasibility.

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

Revenue Recognition

We adopted the new revenue standard, ASC 606, on January 1, 2018, using the full retrospective approach. The adoption did not have an effect on 2023 or 2023 revenue recognition or a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Our performance obligation is to provide a development service that enhances an asset that the customer controls. We receive upfront payments in advance of providing services and payment upon reaching milestones.

We are not able to reasonably measure the outcome of our performance obligations that are satisfied over time because we are in the early stages of the contracts. Therefore, the amount of performance that will be required in our contracts cannot be reliably estimated and we recognize revenue up to the amount of costs incurred.

Stock-based compensation

We measure and recognize compensation expense for all options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option- pricing model to estimate the fair value of option awards. The fair value is recognized as expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. We recognize expense for awards where vesting is subject to a market or performance condition based on the derived service period. Expense for awards with performance conditions would be estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met.

The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated fair value of shares of our Common Stock and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option- pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

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

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for the three months ended March 31, 2025 and 2024 for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 29, 2024, Object3, LLC initiated an arbitration proceeding with the American Arbitration Association, styled Object3, LLC, Claimant, v. Cloudburst Security, LLC, Respondent, Case No. 01-24-0006-9906. The claimant made claims against Cloudburst for unpaid consulting services and associated costs, fees, and interest for the prior 12-month period in the aggregate amount of approximately $228,000. Defendant Cloudburst (a wholly-owned subsidiary) denies that it owes such amount to Claimant. The arbitration is in the early stages, and, as of the date of this quarterly report, we are in negotiations to settle this case.

We know of no other material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common shares. For risk factors that may cause actual results to differ materially from those anticipated, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the three months ended March 31, 2025.

On April 7, 2025, we entered into a pre-funded warrant (“Pre-Funded Warrant”) with Yield Point NY LLC (the “Investor”) for up to 4,500,000 shares of Common Stock issuable to the Investor upon exercise of the Pre-Funded Warrant. We chose to issue the Pre-Funded Warrant in consideration for the Investor’s execution and delivery of the Equity Purchase Agreement, dated April 7, 2025, between us and the Investor in lieu of paying the Investor $1,800,000 in cash.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See accompanying Exhibit Index for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Schema Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Schema Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Schema Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

†	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cycurion, Inc..
(Registrant)

Date: June 5, 2025	/s/ L. Kevin Kelly
L. Kevin Kelly
Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2025	/s/ Alvin McCoy III
Alvin McCoy III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

