Form 10-Q
period 2025-06-30
Cycurion, Inc.
filed 2025-08-13
CIK 1868419

UNITED STATES

SECURITIES AND COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-41214

Cycurion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-3720717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Boro Place, Fourth Floor, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

(888) 341-6680
Registrant’s telephone number, including the area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CYCU	The NASDAQ Stock Market LLC

Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	CYCUW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2025, there were 51,426,037 shares of common stock outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

CYCURION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$1,013,836	$38,742
Restricted cash	-	2,048
Accounts receivable, net	4,118,888	10,353,708
Other receivables	400,072	434,391
Prepaid expenses and other current assets	54,259	99,463
Total current assets	5,587,055	10,928,352
Deposit for acquisition target	-	2,000,000
Property and equipment, net	16,832	20,321
Software development costs	4,325,981	4,151,981
Intangible assets, net	7,917	25,000
Security deposits	10,351	10,351
Goodwill	20,788,299	6,592,304
Investments held in trust account	-	1,834,540
Total non-current assets	25,149,380	14,634,497
Total Assets	$30,736,435	$25,562,849
Liabilities, Mezzanine and Stockholders’ Equity:
Bank loan-revolving credit line	$3,236,167	$3,249,067
Bank loan - current portion	620,078	774,095
Loans payable - current portion	885,240	408,516
Factoring liability	2,309,160	-
Subordinated convertible promissory notes	-	3,333,335
Promissory notes	2,669,626	2,486,989
Loans payable - related parties	150,372	148,088
Accounts payable	5,088,223	3,578,374
Due to related party	18,000	-
Accrued liabilities	3,848,247	3,601,242
Excise tax payable	1,167,173	1,157,161
Total current liabilities	19,992,286	18,736,867
Loans payable - non-current portion	295,296	146,798
Series A Convertible preferred stock ($0.001 par value, 500,000 shares designated, 0 and 345,528 issued and outstanding, respectively)	-	1,294,117
Total non-current liabilities	295,296	1,440,915
Total liabilities	20,287,582	20,177,782
Commitments and contingencies (Note 20)
Mezzanine Equity:
Common stock subject to possible redemption, $0.0001 par value, 0 and 173,879 shares at redemption value of approximately $11.03 per share, respectively	-	1,917,309
Stockholders’ Equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series A convertible preferred stock ($0.0001 par value, 110,000 shares designated, 106,816 and 0 issued and outstanding, respectively)	11	-
Series B convertible preferred stock ($0.0001 par value, 3,000 shares designated, 1 and 3,000 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($0.0001 par value, 5,000 shares designated, 4,851 issued and outstanding)	-	-
Series D convertible preferred stock ($0.0001 par value, 6,666,700 shares designated, 150,000 and 0 issued and outstanding, respectively)	15	-
Series E convertible preferred stock ($0.0001 par value, 100 shares designated, 51 and 0 issued and outstanding, respectively)	-	-
Series F convertible preferred stock ($0.0001 par value, 10,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series G convertible preferred stock ($0.0001 par value, 10,000 shares designated, 3,318 and 0 issued and outstanding, respectively)
Common stock ($0.0001 par value, 100,000,000 shares authorized, 40,353,983 and 10,592,607 shares issued and outstanding, respectively)	4,036	1,059
Additional paid in capital	32,661,282	6,670,060
Accumulated deficit	(18,650,614)	(3,203,361)
Total stockholders’ equity attributable to Cycurion	14,014,730	3,467,758
Equity attributable to noncontrolling interests	(3,565,877)	-
Total stockholders’ equity	10,448,853	3,467,758
Total liabilities and stockholders’ equity	$30,736,435	$25,562,849

CYCURION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenues	$3,887,915	$5,001,312	$7,757,965	$9,244,167
Cost of revenues	3,651,978	3,977,150	6,844,265	7,873,291
Gross profit	235,937	1,024,162	913,700	1,370,876
Operating expenses:
Selling, general and administrative expenses	4,002,014	294,790	14,777,281	673,767
Operating (loss)/income	(3,766,077)	729,372	(13,863,581)	697,109
Interest income	-	20,211	-	20,211
Interest expense	(615,392)	(482,355)	(794,283)	(713,830)
Loss on debt settlement, net	(907,983)	-	(766,330)	-
Other (expense)/income	(962)	38,866	(114,706)	(9,871)
Other expense, net	(1,524,337)	(423,278)	(1,675,319)	(703,490)
(Loss)/income before income taxes	(5,290,414)	306,094	(15,538,900)	(6,381)
Provision for income tax	-	-	-	-
Net (loss)/income	(5,290,414)	306,094	(15,538,900)	(6,381)
Less: Net loss attributable to non-controlling interest	101,659	-	101,659	-
Net (loss)/income attributable to Cycurion	$(5,188,755)	$306,094	$(15,437,241)	$(6,381)

Comprehensive (loss)/income	$(5,188,755)	$306,094	$(15,437,241)	$(6,381)
Earnings per share:
Basic	$(0.15)	$0.02	$(0.58)	$(0.00)
Diluted	$(0.15)	$0.01	$(0.57)	$(0.00)
Weighted average shares outstanding:
Basic	34,791,716	14,968,215	26,707,978	14,968,215
Diluted	34,891,716	32,383,372	26,807,978	16,704,748

CYCURION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(15,538,900)	$(6,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	10,534,777	10,000
Amortization of debt discount	213,036	-
Depreciation of property and equipment	3,489	4,394
Amortization of software development costs	17,083	-
Loss on debt settlement, net	766,330	-
Finance expense	100,000	-
Changes in assets and liabilities:
Accounts receivable, net and other receivables	(1,478,433)	(1,267,911)
Prepaid expenses and other current assets	45,204	16,050
Accounts payable and accrued liabilities	(965,708)	393,435
Net cash used in operating activities	(6,303,122)	(850,413)
Cash flows from investing activities:
Cash acquired on acquisition of subsidiary	34,983	-
Issuance of promissory notes	-	(354,000)
Purchase of plant and equipment	(174,000)	(238,000)
Cash withdrawn from Trust Account in connection with redemption	1,001,216	-
Release of Trust Account to Company’s bank account	833,324	-
Net cash provided by/(used in) investing activities	1,695,523	(592,000)
Cash flows from financing activities:
Proceeds from exercise of warrants	3,664,671	-
Redemption of common stock subject to redemption	(1,001,216)	-
Proceeds from private placement	-	1,000,000
Proceeds from capital raise	265,504	-
Net proceeds from line of credit	(12,900)	39,181
Repayment of bank borrowings	(155,114)	(6,503)
Proceeds from convertible notes payable	2,376,500	-
Proceeds from notes payable	513,200	-
Repayments of notes payable	(70,000)	-
Net cash provided by financing activities	5,580,645	1,032,678
Net increase/(decrease) in cash and cash equivalents	973,046	(409,735)
Cash and cash equivalents, beginning of period	40,790	607,869
Cash and cash equivalents, end of period	$1,013,836	$198,134

CYCURION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock subject to possible redemption		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Additional			Non-	Total
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Paid-In Capital	Accumulated Deficit	Total	Controlling Interest	Stockholders’ Equity
Balance as of December 31, 2024	173,879	$1,917,309	-	$-	3,000	$-	4,851	$-	-	$-	-	$-	-	$-	10,592,607	$1,059	$6,670,060	$(3,203,361)	$3,467,758	$-	$3,467,758
Common stock redeemed (Mezzanine Equity)	(94,896)	(1,001,216)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Release of common stock subject to redemption	(78,983)	(916,093)	-	-	-	-	-	-	-	-	-	-	-	-	78,983	8	916,085	-	916,093	-	916,093
Series A preferred stock in exchange of Series A Preferre Stock categorized as liability	-	-	106,816	11	-	-	-	-	-	-	-	-	-	-	-	-	1,391,165	-	1,391,176	-	1,391,176
Series D preferred stock in exchange of convertible notes	-	-	-	-	-	-	-	-	6,666,666	667	-	-	-	-	-	-	3,332,668	-	3,333,335	-	3,333,335
Common stock issued for conversion of Series B and D Preferred Stock	-	-	-	-	(2,999)	-	-	-	(6,516,666)	(652)	-	-	-	-	12,515,319	1,252	(600)	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,044,917	704	3,309,217	-	3,309,921	-	3,309,921
Common stock issued for business combination costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	750,000	75	8,999,925	-	9,000,000	-	9,000,000
Common stock issued for settleemnt of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	78,803	8	945,628	-	945,636	-	945,636
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	500,000	50	249,950	-	250,000	-	250,000
Acquisiton of subsidiary	-	-	-	-	-	-	-	-	-	-	51	-	-	-	508,141	51	509,020	-	509,071	-	509,071
Excise tax liability arising from redemption of Class A shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,012)	(10,012)	(3,464,218)	(3,474,230)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,248,486)	(10,248,486)	-	(10,248,486)
Balance as of March 31, 2025	-	-	106,816	11	1	-	4,851	-	150,000	15	51	-	-	-	32,068,770	3,207	26,323,118	(13,461,859)	12,864,492	(3,464,218)	9,400,274
Series G preferred stock in exchange of convertible notes and promissory notes	-	-	-	-	-	-	-	-	-	-	-	-	3,318	-	-	-	4,183,891	-	4,183,891	-	4,183,891
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,209,000	321	354,429	-	354,750	-	354,750
Common stock issued for settleemnt of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,742,607	275	1,028,203	-	1,028,478	-	1,028,478
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	683,465	68	256,231	-	256,299	-	256,299
Common Stock Issued - Equity Line	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,150,000	115	265,389	-	265,504	-	265,504
Acquisiton of subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	500,141	50	250,021	-	250,071	-	250,071
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,188,755)	(5,188,759)	(101,659)	(5,290,414)
Balance as of June 30, 2025	-	$-	106,816	$11	1	$-	4,851	$-	150,000	$15	51	$-	3,318	$-	40,353,983	$4,036	$32,661,282	$(18,650,614)	$14,014,730	$(3,565,877)	$10,448,853

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital	Deficit	Equity
Balance as of December 31, 2023	2,000	$2,000,000	14,968,215	$14,969	$7,664,104	$(4,432,962)	$3,246,111
Board compensation	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	(312,475)	(312,475)
Balance as of March 31, 2024	2,000	2,000,000	14,968,215	14,969	7,674,104	(4,745,437)	2,943,636
Series B preferred stock and warrants issued	1,000	1,000,000	-	-	-	-	-
Net income	-	-	-	-	-	306,094	306,094
Balance as of June 30, 2024	3,000	$3,000,000	14,968,215	$14,969	$7,674,104	$(4,439,343)	$3,249,730

CYCURION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Cycurion, Inc (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.; the “Company”, “Cycurion”, “we”, “us” or “our”) was incorporated on October 12, 2017, in the state of Delaware. Through its subsidiaries, the Company provides premier information technology security solutions. The Company continually strives to deliver top-notch services in the areas of risk management, cybersecurity, information assurance, systems engineering and help desk solutions. The Company is headquartered in McLean, Virginia. On July 14, 2020, the Company changed its corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.

The Company has one first-tier wholly-owned subsidiary, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025), and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC (“Axxum”), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC (“Cloudburst”), a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021 (“Cycurion Innovation”), in connection with our acquisition of assets from Sabres Security Ltd. (“Sabres”), a leading Israeli-based cyber security provider.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States, which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of June 30, 2025, there was substantial doubt regarding the Company’s ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the three and six months ended June 30, 2025 and from prior periods. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of June 30, 2025, the Company had an accumulated deficit of $18.7 million and a working capital deficit of $14.4 million. In addition, the Company had a net cash outflow of $6.3 million from operating activities during the six months ended June 30, 2025. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2024.

Management’s plan is to continue improving operations to generate positive cash flows and register shares of its common stock in order to undertake a public offering to raise additional capital. Management believes that the valuation and liquidity brought by a public offering of its securities will allow holders of convertibles notes, and convertible preferred stockholders the mechanism to convert their securities into common stock that will reduce the Company’s overall leverage and debt service requirement. If the Company is not able to continue generating positive operating cash flows, and raise additional capital, there is the risk that the Company may become insolvent.

Nasdaq Communications

On April 9, 2025, Cycurion received a written notice received from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days, the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until October 6, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock.

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

On May 22, 2025, Cycurion received written notice indicated that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Form 10-Q”), as described more fully in the Company’s Form NT 10-Q Notification of Late Filing (the “Form NT 10-Q”) filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2025. The Listing Rule requires Nasdaq-listed companies to timely file all required periodic reports with the SEC. On June 6, 2025, Cycurion filed its Form 10-Q for the period ended March 31, 2025.

Restricted Cash

In accordance with the trust agreement between Western and Equiniti Trust Company, LLC, dated January 11, 2022, the Company is permitted to withdraw interest from the trust account (the “Trust Account”) to pay its tax obligations, including federal income taxes and state franchise taxes. The balance of this withdrawal would be presented in restricted cash, but as of June 30, 2025 there are no amounts in restricted cash.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future interim periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Annual Report on Form 10-K filed with the SEC on April 17, 2025.

Principles of Consolidation

These financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Axxum, Cloudburst, Cycurion Innovation and SLG Innovation Inc. (“SLG”). All significant inter-company balances, fees, and expenses have been eliminated in consolidation.

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

Table 2.1: Rollforward of Common Stock Subject to Possible Redemption
	Number of Shares	Amount
Common stock subject to possible redemption as of December 31, 2024	173,879	$1,917,309
Less:
Redemption	(94,896)	(1,001,216)
Release of common stock subject to redemption	(78,983)	(916,093)
Common stock subject to possible redemption as of June 30, 2025	-	$-

Accounts Receivable

Accounts receivable is stated at the original amount less an allowance for credit losses.

Accounts receivable is recognized in the period when the Company has provided services to its customers and when its right to consideration is unconditional. ASC 326 introduces an approach based on expected losses to estimate the allowance for credit losses, which replaces the previous incurred loss impairment model. The Company’s estimation of allowance for credit losses considers factors such as historical credit loss experience, age of receivable balances, subsequent collection, current market conditions, reasonable and supportable forecasts of future economic conditions.

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

The Company also assessed the creditworthiness and solvency of its customers as of June 30, 2025 and December 31, 2024 and has determined that those customers were unlikely not to settle their balances in full; accordingly, as of June 30, 2025 and December 31, 2024, the Company’s estimated allowance for credit losses was both zero.

Property, Plant, and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded over the assets’ estimated useful lives using the straight-line method, which is three to five years for furniture and equipment, one year for capital leases and three years for software. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. Goodwill is reviewed for impairment annually during the fourth quarter of each fiscal year, or more frequently if impairment indicators arise. The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). Fair value is generally determined using a discounted cash flow analysis. During the three and six months ended June 30, 2025 and 2024, no impairment of goodwill was recognized.

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

Table 2.2: Disaggregated Revenue
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Advisory consulting	$3,848,688	$4,979,292	$7,684,102	$9,199,854
Managed security service practice (MSSP)	35,555	18,348	67,068	36,969
Software as a service (Saas)	3,672	3,672	6,795	7,344
Revenue	$3,887,915	$5,001,312	$7,757,965	$9,244,167

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

As of June 30, 2025, common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive (see Note 19).

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

3. ACCOUNTS RECEIVABLE, NET

Table 3: Details of Accounts Receivable, Net
	June 30, 2025	December 31, 2024
Accounts receivable	$4,118,888	$10,353,708
Allowance for credit losses	-	-
Accounts receivable, net	$4,118,888	$10,353,708

During both the three and six months ended June 30, 2025 and 2024, the Company had no write-offs of any outstanding receivables.

4. PROPERTY AND EQUIPMENT, NET

Table 4: Details of Property and Equipment, Net
	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount
Equipment	$125,546	$(124,550)	$996	$125,546	$(121,869)	$3,677
Furniture and fixtures	26,339	(19,624)	6,715	26,339	(19,396)	6,943
Leasehold improvements	62,721	(62,721)	-	62,721	(62,721)	-
Capital lease	23,004	(19,897)	3,107	23,004	(19,897)	3,107
Software	13,500	(7,486)	6,014	13,500	(6,906)	6,594
Total	$251,110	$(234,278)	$16,832	$251,110	$(230,789)	$20,321

During the three and six months ended June 30, 2025 and 2024, the Company recorded immaterial amounts of depreciation expense in cost of revenue and selling, general and administrative expenses.

5. SOFTWARE DEVELOPMENT COSTS

In 2024, the Company reclassed software development costs from property and equipment to software development costs. The Company continuing incurs costs to develop new modules, functionalities, and integrations on previous purchased SaaS platform in order to develop a new product with differentiated offering. As of June 30, 2025, the SaaS platform is still undergoing development stage and not ready for external sales. No amortization has been recorded during the three and six months ended June 30, 2025 and 2024.

In 2024, the Company reclassed a part of software from property and equipment to software development costs.

Table 5: Capitalized Software Development Costs
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Capitalized software development costs	$104,000	$132,999	$174,000	$238,000

6. INTANGIBLE ASSETS

Table 6.1: Details of Intangible Assets, Net
	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount
Contractual relationship	$66,361	$(66,361)	$-	$66,361	$(66,361)	$-
Implementation	28,099	(28,099)	-	28,099	(28,099)	-
Software	100,000	(92,083)	7,917	100,000	(75,000)	25,000
Intangible assets	$194,460	$(186,543)	$7,917	$194,460	$(169,460)	$25,000

Table 6.2: Details of Intangible Asset Amortization
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization expense, presented in SG&A	$8,750	$-	$17,083	$-

7. BUSINESS COMBINATION

SLG Innovation, Inc.

SLG is a technology services firm with operations and client contracts deemed to be strategically complementary to the Company’s existing business and long-term growth objectives. As of December 31, 2020, the Company had initiated discussions regarding the potential acquisition of SLG and had advanced a non-refundable deposit of $1,401,923 for cash advances, loans, capitalized transaction costs and accounts receivable arising from prior business dealings with SLG. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG’s assets and certain liabilities, which included a termination right exercisable at the Company’s sole discretion prior to December 31, 2021. This agreement was subsequently amended to limit the acquisition to certain specified assets, primarily identifiable sales contracts.

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

On March 31, 2025, the company entered into a Management Services Agreement and a Release agreement (the “Agreement”) to acquire certain assets and assumed certain liabilities to acquire 51% of equity interest in SLG. The total purchase consideration related to acquisition of SLG consisted primarily of:

(a)	prepaid deposit of $2,000,000;

(b)	1,008,282 shares of common stock having par value of $0.0001 per share;

(c)	51 shares of Series E Preferred stock with a face value of $10,000 and conversion price of $1.00; and

(d)	$10,814,147 of accounts receivable in Cycurion owing from SLG

The Company has determined that the SLG acquisition constitutes a business combination as defined by ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted in the second quarter of 2025. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired assets and liabilities, if any. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than March 31, 2026. The estimated fair values as of the acquisition date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. The results of operations for SLG are included in the consolidated results of Cycurion, Inc. starting April 1, 2025.

Table 7: SLG Valuation
	Initial Allocation of Assets and Liabilities	Adjustments	Estimated Allocation of Assets and Liabilities as of June 30, 2025
Cash consideration:
Cash consideration	$2,000,000	$-	$2,000,000
Less: cash acquired	(34,983)	-	(34,983)
Cash consideration, net of cash acquired	1,965,017	-	1,965,017
Noncash consideration:
Common stock (1)	254,071	250,071	504,142
Series E preferred stock (2)	255,000	-	255,000
Accounts receivable in Cycurion owing from SLG (3)	10,814,147	-	10,814,147
Noncash consideration	11,323,218	250,071	11,573,289
Total consideration	$13,288,235	$250,071	$13,538,306
Assets acquired:
Accounts receivable	$3,066,581	$-	$3,066,581
Total identified assets acquired	3,066,581	-	3,066,581
Liabilities assumed:
Accounts payable	4,317,052	-	4,317,052
Accrued liabilities	10,650	-	10,650
Payroll liability	40,642	-	40,642
Factoring liability	2,176,922	-	2,176,922
Due to RP	18,000	-	18,000
Loans payable	625,222	-	625,222
Liabilities to Cycurion	2,982,908	-	2,982,908
Total identified liabilities assumed	10,171,396	-	10,171,396
Net identifiable liabilities assumed	(7,104,815)	-	(7,104,815)
Elimination of inter-company balances	2,982,908	-	2,982,908
Non-controlling interest	(3,464,218)	-	(3,464,218)
Goodwill	13,945,924	250,071	14,195,995
Net assets acquired	$13,288,235	$250,071	$13,538,306

(1)	Represents the fair value of 1,008,282 common stock issued in the SLG transaction based on the quoted stock price on the date of issuance.
(2)	Represents the fair value of the Series E Convertible Preferred Stock as is converted to common stock based on the quoted price common stock on the date of issuance.
(3)	Represents the fair value of the accounts receivable in Cycurion owing from SLG.
(4)	Fair value of the noncontrolling interest based on NCI’s 49% interest in the net assets acquired.
(5)	Goodwill is calculated as Total Consideration paid less the net assets acquired.

8. GOODWILL

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

On March 31, 2025, the Company finalized an agreement to acquire 51% equity interest in SLG. The total purchase consideration included the $2 million prepaid deposit, 1,008,282 shares of common stock (par value $0.0001), 51 shares of Series E Preferred Stock (face value $10,000 each, conversion price $1.00) and $10,814,147 of accounts receivable in Cycurion owing from SLG. Additionally, the Company issued 500,000 common shares to assume SLG’s share-based payment obligations.

The acquisition was accounted for as a business combination under ASC 805. As of the acquisition date, the fair value of assets acquired totaled $3,066,581, excluding cash of $34,983 that was netted against cash consideration paid. Liabilities assumed amounted to $10,171,396, including accounts payable, accrued liabilities, payroll liabilities, and loans. After recognizing a non-controlling interest of $3,464,218, the net assets acquired were negative $7,104,815. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $14,195,995. This goodwill reflects the strategic value of SLG’s operations, expected synergies, and future growth potential.

Table 8: Details of Goodwill
	June 30, 2025	December 31, 2024
Axxum	$5,153,266	$5,153,266
Cloudburst	1,439,038	1,439,038
SLG	14,195,995	-
Goodwill	$20,788,299	$6,592,304

9. BANK LOANS

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

As of June 30, 2025, the stated rate of interest of the revolving line of credit was 8.50%. The outstanding balance of the line of credit was $3,236,167 and $3,249,067, respectively, as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, the stated rate of interest of the loan was 9.5%.

The Company has categorized balances due within one operating period as current and those payments due after one operating period as long-term. As of June 30, 2025 and December 31, 2024, the Company recorded bank loan-current portion of $620,078, net of debt discount of $0 and $774,095, net of debt discount of $1,097.

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

10. LOANS PAYABLE

Table 10: Details of Loans Payable
	June 30, 2025	December 31, 2024
Loan payable	$405,314	$405,314
Loan payable - SLG	264,379	-
Economic injury disaster loan - Cycurion	150,000	150,000
Economic injury disaster loan - SLG	157,220	-
Private loan payable	203,623	-
Funded loans Payable	1,180,536	555,314
Less: Unamortized debt-issuance costs and discounts	-	-
Total loans payable	1,180,536	555,314
Less: Current portion of long-term debt	885,240	408,516
Long-term debt	$295,296	$146,798

Loan payable

On March 20, 2023, the Company entered into a receivable purchase agreement (the “RPA Loan”) for cash received of $339,500, with a specified interest rate of 8.00%, due January 20, 2024. The RPA Loan requires weekly payments of $15,302, until $489,650 is repaid. As of June 30, 2025 and December 31, 2024, the Company recognized a balance owing of $405,314, respectively, and the loan is in default.

EIDL Cycurion Loan

On July 16, 2020, the Company executed the standard loan documents required for securing loans (the “EIDL Loan - Cycurion”) offered by the U.S. Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Cycurion Loan is $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL Cycurion Loan. Installment payments, including principal and interest, are due monthly beginning July 16, 2021 (twelve months from the date of the EIDL Cycurion Loan) in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL Cycurion Loan. The Company recorded note payable as $3,202 of loan payable under current liability as of June 30, 2025 and $295,296 and $146,798 of long-term loan payable, respectively, as of June 30, 2025 and December 31, 2024.

EIDL SLG Loan

On September 30, 2020, the Company executed the standard loan documents required for securing loans (the “EIDL SLG Loan”) offered by the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL SLG Loan is $150,000, with the proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL SLG Loan. Installment payments, including principal and interest, are due monthly beginning January 1, 2023 in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL SLG Loan (June 30, 2050). As of June 30, 2025, the balance of the EIDL SLG Loan including interest is $157,220.

Loan Payable-SLG

In 2022 and 2023, the Company entered into non-recourse agreements with a lender to sell future receipts. Under the agreement, the Company was required to make daily payments. The terms were renegotiated to monthly payments in 2023. As of June 30, 2025, the balance on the loan is $264,379 and it is currently in default.

Private Loan payable

In 2017, the Company entered into a loan agreement with a third party to provide up to $500,000. The funds can be requested on an as-needed basis based on a 10-30% interest rate. As of June 30, 2025, the balance on the loan is $203,623 and is currently in default.

11. CONVERTIBLE NOTES

Table 11: Rollforward of Convertible Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate	Maturity (Calendar Year)
Balance as of December 31, 2024	-	-	-
Issuance	440,217	(53,717)	386,500	18.0%	2026
Amortization	-	4,476	4,476
Balance as of March 31, 2025	$440,217	$(49,241)	$390,976	18.0%	2026
Issuance	2,050,000	(60,000)	1,990,000	15.1%	2026
Conversion to equity	(2,490,217)	82,465	(2,407,752)	18.0%	2026
Amortization	-	26,776	26,776
Balance as of June 30, 2025	$-	$-	$-	0.0%	2026

On June 30, 2025, the Company converted all outstanding convertible notes to Series F preferred stock. See Note 15 – Equity.

12. PROMISSORY NOTES

Table 12.1: Rollforward of Promissory Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate
Balance as of December 31, 2024	2,498,369	(11,380)	2,486,989	16.6%
Issuance	690,558	(77,358)	613,200	13.5%
Repayment	(20,000)	-	(20,000)	35.0%
Amortization	36,667	21,297	57,964
Balance as of March 31, 2025	$3,205,594	$(67,441)	$3,138,153	15.8%
Conversion to equity	(456,500)	-	(456,500)	24.0%
Repayment	(50,000)	-	(50,000)	24.0%
Amortization	-	37,973	37,973
Balance as of June 30, 2025	$2,699,094	$(29,468)	$2,669,626	14.3%

Table 12.2: Details of Loans Payable
	June 30, 2025	December 31, 2024	Weighted Average Interest Rate	Maturity (Calendar Year)
Note issued in 2017	$250,000	$250,000	4.0%	2020
Note issued in 2020	300,000	300,000	24.0%	2021
Note issued in 2021	400,000	400,000	24.0%	2021 - 2022
Notes issued in 2023	611,111	1,067,611	24.0%	2023
Notes issued in 2024	517,425	480,758	11.5%	2025
Notes issued in 2025	620,558	-	12.0%	2025 -2026
Funded loans payable	2,699,094	2,498,369
Less: Unamortized debt-issuance costs and discounts	(29,468)	(11,380)
Total loans payable	$2,669,626	$2,486,989

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

During the first quarter of calendar year 2025, the Company issued preferred stocks and warrants in exchange of the outstanding convertible promissory notes which had an aggregate principal amount of $3,333,335 and accrued interest of $299,259. As a part of this conversion, the Company issued 6,666,667 shares of Series D Convertible Preferred Stock and 7,272,728 Series D warrants to seven (7) unaffiliated noteholders. As a result, the Company recorded gain on settlement of debt of $299,259, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within ‘Loss on debt settlement, net.

13. FACTORING LIABILITY

On July 12, 2022, the Company entered into agreement with a lender Factor A, whereby the Factor A would loan proceeds against certain accounts receivable up to 90% of the total value of the invoice, which is paid to the Company in the form of a cash advance. A factoring cost of 1.5% is applied for days 1-30 after the loan is funded, and an additional 0.5% fee charge is applied for each additional 10 days period thereafter. The maximum facility is $3.0 million.

Accordingly, pursuant to ASC 860-20-55-24, the Company recognized a factoring liability to the lenders until the accounts receivables are collected. As of June 30, 2025, the factoring liability was $2,309,160.

14. SERIES A CONVERTIBLE PREFERRED STOCK

As of December 31, 2024, the Company had designated 500,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share. The Series A had voting rights on an as-if-converted to common stock basis. The holders were entitled to a 10% dividend and convert at any time into shares of common stock at a ratio of 1 to 25.6938 shares of common stock, subject to adjustment.

As a part of the Business Combination with Western, the Company issued 106,816 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Class A Convertible Preferred Stock”), in connection with the conversion and settlement of previously outstanding securities mentioned above. Refer to Note to 15 for the characteristic of newly issued Series A Convertible Preferred stock.

15. EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value of $0.0001 per share, issuable from time to time in one or more series.

The Second Amended and Restated Certificate of Incorporation authorizes the board of directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange, and subject to the terms of the Second Amended and Restated Certificate of Incorporation, the authorized shares of preferred stock will be available for issuance without further action by holders of common stock. The board of directors is able to determine, with respect to any series of preferred stock, designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any.

The Company could issue a series of preferred stock that could, depending on the terms of the series, impede or discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which the stockholders might receive a premium over the market price of the common stock. Additionally, the issuance of preferred stock may adversely affect the rights of stockholders by restricting dividends on the common stock, diluting the voting power of the common stock or subordinating the rights of stockholders to distributions upon a liquidation, dissolution or winding up, or other event. As a result of these or other factors, the issuance of preferred stock could have an adverse impact on the market price of our common stock.

Mezzanine Equity

As of June 30, 2025 and December 31, 2024, there are zero and 173,879 shares of common stock subject to possible redemption, respectively.

Stockholders’ Equity

Series A Convertible Preferred Stock

The Company has designated 110,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share.

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

As part of the acquisition of Western during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of zero and 106,816 preferred shares, respectively.

As of June 30, 2025 and December 31, 2024, there were 106,816 and zero of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Convertible Preferred Stock

The Company has designated 3,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share.

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

As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 3,000 preferred shares of series B Convertible Preferred Stock in exchange of existing 3,000 Series B Convertible Preferred Stock.

During the six months ended June 30, 2025, a total of 2,999 Series B Convertible Preferred Stock were converted into 5,998,653 shares of common stock.

As of June 30, 2025 and December 31, 2024, there were 1 and 3,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

The Company has designated 5,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share.

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

As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued a total of 4,851 preferred shares of series C Convertible Preferred Stock in exchange of existing 1,356,586 shares of Cycurion common stock and 406,969 Warrants. No conversions occurred during the three months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, there were 4,851 shares of Series C Convertible Preferred Stock issued and outstanding.

Series D Convertible Preferred Stock

The Company has designated 6,666,700 shares of Series B Convertible Preferred Stock, par value $0.0001 per share.

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

As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 6,666,666 preferred shares of series D Convertible Preferred Stock.

During the three months ended as of March 31, 2025, a total of 6,516,666 Series D Convertible Preferred Stock were converted into 6,516,666 shares of common stock. No conversions occurred during the three months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, there were 150,000 and 0 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.

Series E Convertible Preferred Stock

The Company has designated 100 shares of Series E Convertible Preferred Stock, par value $0.0001 per share.

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

As part of the acquisition of SLG Innovation, during the first quarter of calendar year 2025, the Company issued to the majority shareholder a total of 51 preferred shares of series E Convertible Preferred Stock as consideration for the transaction. No issuances occurred during the three months ended June 30, 2025.

Series F Convertible Preferred Stock

The Company has designated 10,000 shares of our Series F Convertible Preferred Stock, par value $0.0001 per share.

Voting Rights: Holders of shares of our Series F Convertible Preferred Stock shall have voting rights on an as-if-converted-to-Common-Stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series F Convertible Preferred Stock.

Dividend Rights: Holders of shares of our Series F Convertible Preferred Stock shall be entitled to receive, and we shall pay, dividends on shares of our Series F Convertible Preferred Stock at the rate of twelve percent (12%) per annum of the $0.0001 per-share Stated Value of the Series F Convertible Preferred Stock. The dividends shall be paid payable quarterly in arrears in shares of Common Stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis.

Conversion Rights: Shares of our Series F Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of Common Stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series F Convertible Preferred Stock-for-1,000 shares of Common Stock, subject to adjustment.

Liquidation Preference: Holders of shares of our Series F Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up, whether voluntary or involuntary , shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share Series F Convertible Preferred Stock before any distribution or payment shall be made to the holders of Common Stock, and, if the assets shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of our Series F Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Protective Provisions: As long as any shares of Series F Convertible Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series F Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series F Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for our Series F Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series F Convertible Preferred Stock, (c) increase the number of authorized shares of Series F Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Series G Convertible Preferred Stock

The Company has designated 10,000 shares of our Series G Convertible Preferred Stock, par value $0.0001 per share.

Voting Rights: Holders of shares of our Series F Convertible Preferred Stock shall have voting rights on an as-if-converted-to-Common-Stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series G Convertible Preferred Stock.

Dividend Rights: Holders of shares of our Series G Convertible Preferred Stock shall be entitled to receive, and we shall pay, dividends on shares of our Series G Convertible Preferred Stock at the rate of twelve percent (12%) per annum of the $0.0001 per-share Stated Value of the Series G Convertible Preferred Stock. The dividends shall be paid payable quarterly in arrears in shares of Common Stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis.

Conversion Rights: Shares of our Series G Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of Common Stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series F Convertible Preferred Stock-for-1,000 shares of Common Stock, subject to adjustment.

Liquidation Preference: Holders of shares of our Series G Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up, whether voluntary or involuntary , shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share Series G Convertible Preferred Stock before any distribution or payment shall be made to the holders of Common Stock, and, if the assets shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of our Series G Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Protective Provisions: As long as any shares of Series G Convertible Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series G Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series G Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for our Series F Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series G Convertible Preferred Stock, (c) increase the number of authorized shares of Series F Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Common Stock

The Company has authorized 100,000,000 shares of common stock, par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

●	12,515,319 shares for conversion of Series B Convertible Preferred Stock and D Convertible Preferred Stock

●	7,044,917 shares for exercise of other warrant, Warrant A, B and D for $3,309,921

●	750,000 shares valued at $9,000,000 for business acquisition costs

●	78,803 shares valued at $945,628 for a settlement of debt of $788,803, as a result, the Company recorded loss on settlement of debt of $157,606, which is presented on the consolidated statements of operations and the consolidated statements of cashflows within in 'loss of debt settlement, net

●	3,926,072 shares valued at $3,834,777 for an employment agreement

●	1,008,282 shares valued at $764,020 for an acquisition of SLG

●	78,983 shares for a release of common stock subject to redemption

As of June 30, 2025 and December 31, 2024, there were 40,353,983 and 10,592,607 shares of common stock issued and outstanding, respectively. The 40,353,983 shares of common stock include 624,864 shares of common stock to be issued to SLG and under certain equity plans.

Warrants

Table 15: Rollforward of all Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding warrants, December 31, 2024	9,450,840	$0.69	3.0
Granted	26,099,773	5.50	4.7
Replacement of old warrants	(9,450,840)	0.69	2.9
Exercised	(7,044,917)	0.48	4.3
Outstanding warrants, March 31, 2024	19,054,856	7.36	4.7
Issued - Prefunded (equity line)	4,500,000	-	1.0
Exercised - Prefunded (equity line)	(2,500,000)	-	1.0
Exercised	(709,000)	0.50	5.0
Outstanding warrants, June 30, 2025	20,345,856	7.62	4.8

Exercisable warrants, June 30, 2025	20,345,856	$7.62	4.8

The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company’s own common stock; therefore, they should be accounted for as permanent equity.

Public Warrants

As of June 30, 2025 and December 31, 2024, there were 11,500,000 public warrants (“Public Warrants”) outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the initial public offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.

The Public Warrants will expire on February 14, 2030, five years after the completion of the Business Combination with Cycurion or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants.

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

Private Placement Warrants

As of June 30, 2025 and December 31, 2024, there were 376,000 private placement warrants (“Private Placement Warrants”) outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.

Series A Warrants

On November 17, 2017, the Company had issued 1,333,336 Series A warrants at exercise price of $0.45 with expiry on November 22, 2025. As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 680,875 series A warrants in exchange of existing 1,333,336 series A warrants having expiry on February 19, 2029 and exercise price of $0.319707

Series B Warrants

On August 1, 2023, the Company had issued 4,000,000 Series B warrants with an exercise price of $0.50. with expiry on August 1, 2028.

On April 12, 2024, the Company issued 2,000,000 Series B warrants with an exercise price of $0.50. The warrants will expire on April 12, 2029.

As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 6,000,000 series B warrants in exchange of existing 6,000,000 series B warrants having expiry on February 19, 2030 and exercise price of $0.50.

Series D Warrants

On March 22, 2022, the Company had issued 196,911 warrants with subordinated convertible promissory note at exercise price of $1.41 with the expiry on September 22, 2027.

On November 22, 2022, the Company had issued 984,557 warrants with subordinated convertible promissory note at exercise price of $1.41with the expiry on April 21, 2028.

As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 7,272,728 series D warrants in exchange of existing 1,181,468 series D warrants having expiry on February 19, 2029 and exercise price of $0.50

Other Warrants

On March 8, 2022, the Company had issued 529,067 warrants to the originators of $700,000 of investor notes at exercise price of $0.92 with the expiry on March 8, 2026.

As part of the acquisition of Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 270,171 warrants in exchange of existing 529,067 warrants having expiry on February 19, 2029 and exercise price of $0.319707

16. CONCENTRATIONS, RISKS AND UNCERTAINTIES

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

Concentration risks

Table 16.1: Revenue Concentration by Customer - Greater than 10% of Revenue

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Customer	Amount	%	Amount	%	Amount	%	Amount	%
A	$1,138,481	29.3%	$906,889	18.1%	$2,251,053	29.0%	$1,793,879	19.4%
B	594,460	15.3%	567,472	11.3%	1,158,080	14.9%	1,169,039	12.6%
C	374,780	9.6%	815,756	16.3%	861,958	11.1%	1,592,437	17.2%
D	343,460	8.8%	649,819	13.0%	732,740	9.4%	1,189,496	12.9%

Table 17.2: Accounts Receivable Concentration by Customer - Greater than 10% of Accounts Receivable

	June 30, 2025
Customer	Amount	%
1	$1,284,470	31%
2	911,832	22%
3	585,852	14%

Prior to the acquisition of SLG on March 31, 2025, the company had combined all SLG customers as one customer for purposes of customer concentration disclosures due to the nature of the relationship. Once the acquisition was complete, the company has re-evaluated this disclosure to break out all SLG customers individually, therefore the amounts reported above are not comparable to Q1 2025 amounts previously reported. As of December 31, 2024, no individual customer accounts receivable balances were 10% or greater than the total account receivable balance.

17. FAIR VALUE DISCLOSURES

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.

There were no assets or liabilities recorded at fair value on a recurring basis as of June 30, 2025. As of December 31, 2024 the Company had recorded liabilities at fair value on a recurring basis for subordinated convertible promissory notes and series A convertible preferred stock and equity warrants at fair value on a recurring basis. The subordinated convertible promissory notes carry an interest rate that is indicative of the Company’s overall borrowing cost and the length of time until maturity is not expected to significantly impact their value. The convertible preferred stock, which is akin to debt, has been discounted to its presented carrying value in accordance with the debt discounts and redemption premiums recognized.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired.

There were no fair value adjustments for assets and liabilities measured on a non-recurring basis. The Company discloses fair value information about financial instruments for which it is practicable to estimate that value.

Table 12.1: Fair Value Hierarchy - 2024

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Subordinated convertible promissory notes	$-	$-	$5,490,324	$5,490,324
Series A convertible preferred stock	-	-	1,294,117	1,294,117
Total liabilities	$-	$-	$6,784,441	$6,784,441
Equity:
Warrants	$-	$-	$2,687,074	$2,687,074
Total equity	$-	$-	$2,687,074	$2,687,074

18. RELATED PARTY TRANSACTIONS

Promissory Note – Related Party

On September 20, 2024, the Company entered into a promissory note with the Sponsor for $230,000, pursuant to which the Company can borrow up to an aggregate principal amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. As of June 30, 2025, the Company had borrowed the full $230,000 and nothing was available for withdrawal. The Company deemed the interest on the loan to be immaterial and as such did not record any interest relating to the note as of June 30, 2025.

Personal guarantees were entered by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the Main Street Bank loan.

Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $83,790 and $119,279, as of June 30, 2025 and December 31, 2024, respectively.

Loans payable

Table 18: Details of Loans Payable - Related Party

	June 30, 2025	December 31, 2024	Weighted Average Interest Rate	Maturity (Calendar Year)
Loans to two directors issued in 2023	$130,900	$130,900	24.0%	2023
Loan to a director issued in 2024	20,250	20,250	24.0%	2025
Funded loans payable - related party principal	151,150	151,150
Less: Unamortized debt-issuance costs and discounts	(778)	(3,062)
Loans payable - related party - current	$150,372	$148,088

During the six months ended June 30, 2025 and 2024, the Company record amortization of debt discount of $2,285 and $0, respectively.

19. EARNINGS PER SHARE

Table 19.1: Details of Basic and Dilutive (Loss)/Earnings Per Share

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic net (loss)/income per share:
Numerator
Net (loss)/income including non-controlling interests	$(5,290,418)	$306,094	$(15,538,900)	$(6,381)
Less: Net (loss)/income attributable to non-controlling interest	(101,659)	-	(101,659)	-
Net (loss)/income attributable to common stockholders - basic	(5,188,759)	306,094	(15,437,241)	(6,381)
Denominator
Weighted average shares outstanding - basic	34,791,716	14,968,215	26,707,978	14,968,215
Basic net (loss)/income per share attributable to common stockholders	$(0.15)	$0.02	$(0.58)	$(0.00)
Diluted net (loss)/income per share:
Numerator
Net (loss)/income attributable to common stockholders - basic	$(5,188,759)	$306,094	$(15,437,241)	$(6,381)
Add back interest for subordinated convertible promissory note	2,500	2,500	38,333	5,000
Net (loss)/income attributable to common stockholders - diluted	$(5,186,259)	$308,594	$(15,398,908)	$(1,381)
Denominator
Weighted average shares outstanding - basic	34,791,716	14,968,215	26,707,978	14,968,215
Weighted-average effect on of potentially dilutive securities:
Conversion of subordinated convertible promissory note	100,000	100,000	100,000	1,736,533
Conversion of series A convertible preferred stock	-	2,106,075	-	-
Conversion of series B convertible preferred stock	-	5,758,242	-	-
Exercise of investor and placement agent warrants	-	9,450,840	-	-
Weighted average shares outstanding - diluted	34,891,716	32,383,372	26,807,978	16,704,748
Dilutive net (loss)/income per share attributable to common stockholders	$(0.15)	$0.01	$(0.57)	$(0.00)

Table 19.2: Details of Potentially Dilutive Effect of Securities Excluded from Dilutive EPS due to Anti-Dilutive Effect

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Conversion of series A convertible preferred stock	4,533,786	-	3,431,650	2,106,075
Conversion of series B convertible preferred stock	1,347	-	1,698,031	4,879,121
Conversion of series C convertible preferred stock	36,045	-	36,045	-
Conversion of series D convertible preferred stock	150,000	-	457,934	-
Conversion of series E convertible preferred stock	51	-	26	-
Exercise of investor and placement agent warrants	18,397,647	-	14,749,573	9,450,840

20. COMMITMENTS AND CONTINGENCIES

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

The Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Convertible Preferred Stock is converted into shares of the Combined Company’s common stock and (ii) three months from February 14, 2025, which was the closing date of the de-SPAC (the “Lock-Up Termination Date”). After the Lock-Up Termination Date, A.G.P. may convert the Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.’s sales of Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Convertible Preferred Stock outstanding as of the closing is converted into shares of our common stock.

The parties amended the Advisory Agreement (the “Amended Advisory Agreement”), pursuant to which Western shall pay A.G.P. the Transaction Fee in the form of preferred shares of Cycurion that are convertible into 5,000,000 shares of common stock (such preferred shares or the common stock into which they convert, the “Amended Transaction Fee Shares”), for a price per share of common stock of $0.50. A portion of the Amended Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.

The Amended Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Convertible Preferred Stock is converted into shares of the Combined Company’s common stock and (ii) six months from the Lock-Up Termination Date. After the Lock-Up Termination Date, A.G.P. may convert the Amended Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.’s sales of Amended Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Convertible Preferred Stock outstanding as of the closing is converted into shares of our common stock.

Upon the execution of the Advisory Agreement, the Business Combination Marketing Agreement, dated January 11, 2022, between Western and A.G.P. in which Western and Cycurion Sub caused the combined company to issue to A.G.P. 250,000 shares of common stock of the combined company in full satisfaction of the fees, was terminated, and such shares of common stock extinguished in their entirety.

Agreements with Seward & Kissel LLP

On November 27, 2024, we entered into a revised engagement letter (the “Revised Engagement Letter”) with Seward & Kissel LLP (“Seward & Kissel”), pursuant to which Western and Cycurion agreed to pay approximately $1.3 million of its outstanding legal fees and expenses (“Legal Fees”) in shares of common stock in connection with the Business Combination. Following the closing of the Business Combination on February 14, 2025 and in connection with the Revised Engagement Letter, we issued to Seward & Kissel 250,000 shares of common stock and a pre-funded warrant that is exercisable for approximately $1.3 million in shares of common stock (the “Seward & Kissel Pre-Funded Warrant”); provided that once the net proceeds from the sale of the shares equals the Legal Fees, the remaining shares of common stock, including such common stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to the Cycurion. We plan to enter into an exchange agreement with Seward & Kissel to exchange the Seward & Kissel Pre-Funded Warrant for a convertible promissory note that is convertible into such number of shares equal to the Legal Fees.

On February 14, 2025, Cycurion entered into pre-funded warrant with Seward & Kissel Pre-Funded Warrant that is exercisable for approximately $1.3 million in shares of Common Stock, or up to 2,500,000 shares of Common Stock; provided that once the net proceeds from the sale of the shares equals the $1.3 million in Legal, the remaining shares of Common Stock, including such Common Stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to Cycurion.

The Seward & Kissel Pre-Funded Warrant provides that the holder may not exercise any portion of the Seward & Kissel Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% upon 61 days’ prior notice. The exercise price for each share of Common Stock underlying the Seward & Kissel Pre-Funded Warrant is $0.0001. The Seward & Kissel Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Seward & Kissel Pre-Funded Warrant is exercised in full.

Seward & Kissel LLP may not exercise any portion of the warrants or Seward & Kissel Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% of our outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Seward & Kissel Pre-Funded Warrant.

In lieu of making the cash payment otherwise contemplated to be made to us upon exercise of the Seward & Kissel Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of our Common Stock determined according to a formula set forth in the Seward & Kissel Pre-Funded Warrant.

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

In accordance with the Equity Purchase Agreement, a registration statement on Form S-1 (the “Initial Registration Statement”) covering only the resale of the shares of Put Stock and Commitment Stock was filed with the SEC on May 7, 2025.

Pre-Funded Warrant

The Pre-Funded Warrant certifies that, for value received, the Investor is entitled to be issued up to 4,500,000 shares of common stock as its Commitment Fee and has an initial exercise price of $0.0001 per share. The Pre-Funded Warrant may not be exercised if the aggregate number of shares of the common stock beneficially owned by the holder would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice (the “Beneficial Ownership Limitation”). During the three months and six months ended June 30, 2025, 2,500,000 of these shares have been exercised, with a remaining unexercised 2,000,000 shares.

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

On December 1, 2024, Cycurion and L. Kevin Kelly, Chief Executive Officer, entered into an employment agreement on a two-year term, commencing on December 1, 2024 and ending on December 1, 2026. During the employment period, Mr. Kelly will receive an annual base salary of $325,000, and equity compensation of $500,000 of Company common stock in the first year of the employment agreement, payable quarterly. Mr. Kelly is eligible for a performance bonus based on the Company’s results. The targeted performance bonus is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results

On January 1, 2025, Cycurion and Alvin McCoy, III, Chief Financial Officer, entered into an employment agreement on a two-year term, commencing on January 1, 2025 and ending on December 31, 2026. During the employment period, Mr. McCoy, III will receive an annual base salary of $325,000 and equity compensation of $500,000 of Company stock in the first year of the employment agreement, payable quarterly. Mr. McCoy, III is eligible for a performance bonus based on the Company’s performance. The targeted performance bonus is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results.

Retention Packages

On June 16, 2025, the Board of Directors approved a retention package for L. Kevin Kelly, Chief Executive Officer, and Alvin McCoy III, Chief Financial Officer, and issued each officer 3,000,000 shares of Common Stock under the Company’s 2025 Equity Incentive Plan.

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

As of June 30, 2025 and December 31, 2024, the Company’s stockholders have redeemed a total of 11,421,017 and 11,326,121 shares of common stock resulting in $1,167,174 and $1,157,161 of excise tax liability, calculated as 1% of the value of the shares redeemed, respectively

21. SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through August 13, 2025. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

During the month of July 2025, all remaining 2,000,000 pre-funded warrants referenced in Note 20 related to the equity line were exercised for a total of $200 in proceeds. Additionally, during the same period, the Company utilized the equity line to sell 3,072,054 shares for proceeds, net fees of $919,527.

During July 2025, the Company issued 6,000,000 shares of common stock to executives as part of compensation packages.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout this section, unless otherwise noted, “we,” “our,” “us,” “Cycurion” and the “Company” refer to Cycurion, Inc.

The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2024 filed with the SEC on April 17, 2025 (the “2024 Form 10-K”) and elsewhere in this Quarterly Report on Form 10-Q, as applicable.

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

General and Business Overview

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

On April 25, 2023, Cycurion Sub executed a Term Sheet with SLG (the “SLG Term Sheet”), pursuant to which SLG agreed to be acquired by Cycurion Sub. The Term Sheet contained all of the material terms and conditions of two proposed interrelated transactions to be memorialized by the SLG Acquisition Agreement. To effectuate the two transactions contemplated by the SLG Term Sheet, Cycurion Sub will form two subsidiaries, which, upon formation, will initially be wholly owned by Cycurion Sub. If, when, and as the transactions contemplated by the SLG Term Sheet are consummated, SLG would merge with and into one of the subsidiaries and survive, thereby becoming a wholly-owned subsidiary of Cycurion Sub. Because certain of the agreements to which SLG is the prime contractor require that the majority owner of the prime contractor be a resident of the City of Chicago or of Cook County (depending on the contract), contemporaneously with the consummation of the first of the two transactions, (i) SLG will divest itself of those agreements with the residency requirements, (ii) the second newly formed subsidiary will assume those agreements, (iii) Mr. Ed Burns will become the owner of a 51% interest in that newly formed subsidiary, and (iv) we will enter into a Management Agreement with that subsidiary, the economic terms and management/ control terms of which are intended to be the equivalent of complete ownership of that the 49% owned subsidiary. Mr. Ed Burns is currently the 51% owner of SLG and a resident of the City of Chicago. The SLG Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, the two current owners of SLG will be issued an aggregate of 996,355 shares of Cycurion common stock.

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

Financial Overview

A number of factors have contributed to our second quarter of fiscal year 2025 results of operations, the most significant of which are described below. More details on these changes are presented below within our “Results of Operations” section.

●	The execution of the SLG Innovation Inc. acquisition.

●	The completion of the business combination with Western Acquisition Ventures Corp.

Results of Operations

Table MD&A 1: Consolidated Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenues	$3,887,915	$5,001,312	$7,757,965	$9,244,167
Cost of revenues	3,651,978	3,977,150	6,844,265	7,873,291
Gross profit	235,937	1,024,162	913,700	1,370,876
Gross profit percentage	6.1%	20.5%	11.8%	14.8%
Operating expenses:
Selling, general and administrative expenses	4,002,018	294,790	14,777,281	673,767
Operating (loss)/income	(3,766,081)	729,372	(13,863,581)	697,109
Interest income	-	20,211	-	20,211
Interest expense	(615,392)	(482,355)	(794,283)	(713,830)
Loss on debt settlement, net	(907,983)	-	(766,330)	-
Other (expense)/income	(962)	38,866	(114,706)	(9,871)
Other expense, net	(1,524,337)	(423,278)	(1,675,319)	(703,490)
(Loss)/income before income taxes	(5,290,418)	306,094	(15,538,900)	(6,381)
Provision for income tax	-	-	-	-
Net (loss)/income	$(5,290,418)	$306,094	$(15,538,900)	$(6,381)
Less: Net loss attributable to non-controlling interest	(101,659)	-	(101,659)	-
Net (loss)/income attributable to Cycurion	$(5,188,759)	$306,094	$(15,437,241)	$(6,381)

Revenue

Revenues for the three months ended June 30, 2025 decreased $1,113,397 or 22% compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, revenues decreased by $1,486,202 or 16% compared to same period in 2024.

We attribute this decrease in the revenues in 2025 compared to 2024 to delayed start dates of new federal, state and local contracts and the company’s focus on more profitable business.

Cost of Revenue

The cost of revenue for the three and six months ended June 30, 2025, was approximately $3,651,978 and $6,844,265, respectively, compared to $3,977,150 and $7,873,291 for the same periods in 2024, respectively. The cost of revenue is driven by the costs incurred while delivering services to our customers.

Selling, general and administrative (“SG&A”) expenses

Our selling, general and administrative (“SG&A”) expenses increased in 2025 compared to 2024 due to additional expenses being recognized in 2025 related to merger and acquisition efforts in the legal, administrative, and consulting operations. While costs associated with the Western merger are considered one-time costs, there will be continued SG&A costs greater than the 2024 amounts as the company expands.

Interest expense

Interest expense for the three and six months ended June 30, 2025 was $615,392 and $794,283, respectively, compared to $482,355 and $713,830 for the three and six months ended June 30, 2024. The change in interest expense is a result of a the underlying debt instruments. For further information refer to debt footnotes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash from operations, borrowings under our debt financing arrangements and equity raises through our equity line. As of June 30, 2025, we had $1,013,836 in cash and cash equivalents. We believe that our current cash position, access to the capital markets and cash flow generated from operations should be sufficient for our operating requirements through the next several fiscal years.

Cash Flow

Table MD&A 2: Net Changes in Cash and Cash Equivalents

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(6,303,122)	$(850,413)
Net cash provided by/(used in) investing activities	1,695,523	(592,000)
Net cash provided by financing activities	5,580,645	1,032,678
Net increase/(decrease) in cash and cash equivalents	$973,046	$(409,735)

Net Cash Used In Operating Activities

For the six months ended June 30, 2025, net cash used by operating activities was $6,303,122, compared to $850,413 for the six months ended June 30, 2024. The main driver of this increase is the additional merger expenses incurred in 2025.

Net Cash Provided By/(Used In) Investing Activities

For the six months ended June 30, 2025, net cash provided in investing activities was approximately $1,695,523, compared to a $592,000 use of cash for the six months ended June 30, 2024. The cash inflow in 2025 was a result of the Trust Account for redemption and cash released from the Trust Account to the Company.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $5,580,645. The net cash provided includes $3,664,671 proceeds provided from the exercise of warrants, $2,376,500 in proceeds from convertible notes payable, $1,001,216 cash used in redemption of common stock for redemption, $513,200 in proceeds provided from notes payable, $265,504 in proceeds from the equity line of credit and $20,000 used in the repayment of other notes payable.

For the six months ended June 30, 2024, net cash provided by financing activities was $1,032,678. The company received $1,000,000 from a private placement.

Going Concern

We have incurred operating losses since inception through the period ended June 30, 2025, having had negative cash flow from operations. As of June 30, 2025, we had an accumulated deficit of approximately $18,853,937, as compared to our accumulated deficit of approximately $3,203,361 as of December 31, 2024. The increase of our accumulated deficit was a result of our net losses for the six months ended June 30, 2025.

Furthermore, we expect continued, significant operating losses for the next few years. We also utilized cash in operations of approximately $6,303,122 in the six months ended June 30, 2025. As of June 30, 2025, we had unrestricted cash of approximately $1.0 million, an increase of $1.0 million from approximately $38,000 at December 31, 2024. As of June 30, 2025, our total assets increased to approximately $30.7 million from approximately $25.6 million at December 31, 2024, primarily due to increases in goodwill. Based on our current capital resources as of June 30, 2025, including our unrestricted cash and accounts receivable, net of $4.1 million, we expect to be able to continue our operations for a minimum of 12 months as of the date of this quarterly report. Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2024 Form 10-K, as filed with the SEC on April 17, 2025, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

Cycurion maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Cycurion’s management on a timely basis to allow decisions about required disclosure. Management, including Cycurion’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Cycurion’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025.

Cycurion carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Cycurion’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting.

There were no changes in Cycurion’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Cycurion’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2024, Object3, LLC initiated an arbitration proceeding with the American Arbitration Association, styled Object3, LLC, Claimant, v. Cloudburst Security, LLC, Respondent, Case No. 01-24-0006-9906. The claimant made claims against Cloudburst for unpaid consulting services and associated costs, fees, and interest for the prior 12-month period in the aggregate amount of approximately $228,000. Defendant Cloudburst (a wholly-owned subsidiary) denies that it owes such amount to Claimant. As of the date of this Quarterly Report on Form 10-Q, the arbitration proceeding has been settled.

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

Item 1A. Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed below and under “Risk Factors” in our Form 10-K for fiscal year ended December 31, 2024, should be considered. The risks included below and in the Form 10-K could materially and adversely affect our business, financial condition and results of operations.

Other than as set forth below, there have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 17, 2025.

Our business could be adversely affected by legislative or government budgetary and spending changes.

The market for our services depends largely on domestic and international legislative programs and the budgetary capability to support programs, including the continuance of existing programs. Many of our contracts are not fully funded at inception and rely upon future appropriations of funds. Accordingly, a failure to receive additional anticipated funding may result in early termination of a contract. In addition, many of our contracts include clauses that allow clients to unilaterally modify or terminate contracts with little or no recompense. Decreases in funding for, or delays in contract awards and in government spending on the types of programs that we support, and terminations or price reductions on government contracts on which we are currently performing could adversely affect our future revenues and profitability.

Changes in state or federal government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance. In recent quarters, the U.S. Federal Government has placed a significant focus on efficiency, including with respect to contracting with private companies. These efforts have and may continue to have effects on our business, including, but not limited to:

●	Changes in priorities may result in procurement changes, delays or cancellations, as well as changes in scope, pricing, or outright cancellations of existing contracts.

●	Changes in priorities may also affect the level of demand or funding for our state programs in the United States, which are typically mandated and fully or partially funded from the U.S. Federal Government.

●	Changes to procurement rules may result in additional competition, scrutiny and costs of compliance.

●	Changes in federal regulations, such as those related to the elimination of diversity, equity and inclusion initiatives, or return to office mandates may require us to change our existing business practices, may be disruptive to our business, may create a level of uncertainty within our workforce and may conflict with local laws and regulations.

●	The U.S. Government may seek to lower barriers to entry to allow greater involvement by the private sector. While this may provide additional opportunities for us, it may also expose us to greater levels of competition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no unregistered sales of equity securities for the six months ended June 30, 2025.

a.	On April 7, 2025, we entered into a pre-funded warrant (“Pre-Funded Warrant”) with Yield Point NY LLC (the “Investor”) for up to 4,500,000 shares of Common Stock issuable to the Investor upon exercise of the Pre-Funded Warrant. We chose to issue the Pre-Funded Warrant in consideration for the Investor’s execution and delivery of the Equity Purchase Agreement, dated April 7, 2025, between us and the Investor in lieu of paying the Investor $1,800,000 in cash.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.		Description of Exhibit
31.1	♦	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	♦	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	♦	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	♦	Inline XBRL Taxonomy Extension Schema

101.CAL	♦	Inline XBRL Taxonomy Extension Calculation

101.DEF	♦	Inline XBRL Taxonomy Extension Definition

101.LAB	♦	Inline XBRL Taxonomy Extension Label

101.PRE	♦	Inline XBRL Taxonomy Extension Presentation

104		Cover Page Inline Interactive Data File - the cover page interactive data files does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101

	♦	Filed herewith.
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cycurion Inc.

By:	/s/ L. Kevin Kelly	August 13, 2025
L. Kevin Kelly
Chief Executive Officer
(Principal Executive Officer)

	/s/ Alvin McCoy III	August 13, 2025
By:	Alvin McCoy III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

