Form 10-Q
period 2025-09-30
Cycurion, Inc.
filed 2025-11-14
CIK 1868419

UNITED STATES
SECURITIES AND COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission File Number: 001-41214

Cycurion, Inc.
(Exact name of registrant as specified in its charter)
Delaware	86-3720717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Boro Place, Suite 420C, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

(888) 341-6680
Registrant’s telephone number, including the area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CYCU	The NASDAQ Stock Market LLC

Redeemable warrants, each exercisable for one share of common stock at an exercise price of $345.00 per share	CYCUW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 7, 2025, there were 2,712,489 shares of common stock outstanding.

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements
CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$3,652,074	$38,742
Restricted cash	-	2,048
Accounts receivable, net	3,097,054	10,353,708
Other receivables	230,175	434,391
Prepaid expenses and other current assets	57,137	99,463
Total current assets	7,036,440	10,928,352
Deposit for acquisition target	-	2,000,000
Property and equipment, net	-	20,321
Software development costs	4,419,981	4,151,981
Intangible assets, net	-	25,000
Security deposits	10,351	10,351
Goodwill	20,842,508	6,592,304
Investments held in trust account	-	1,834,540
Total non-current assets	25,272,840	14,634,497
Total Assets	$32,309,280	$25,562,849
Liabilities, Mezzanine and Stockholders’ Equity:
Bank loan-revolving credit line	$3,231,067	$3,249,067
Bank loan - current portion	276,012	774,095
Loans payable - current portion	885,240	408,516
Factoring liability	1,681,981	-
Subordinated convertible promissory notes	-	3,333,335
Promissory notes	2,658,663	2,486,989
Loans payable - related parties	123,650	148,088
Accounts payable	2,508,771	3,578,374
Due to related party	18,000	-
Accrued liabilities	4,053,326	3,601,242
Excise tax payable	1,167,173	1,157,161
Total current liabilities	16,603,883	18,736,867
Loans payable - non-current portion	295,296	146,798
Series A Convertible preferred stock ($0.001 par value, 500,000 shares designated, 0 and 345,528 issued and outstanding, respectively)	-	1,294,117
Total non-current liabilities	295,296	1,440,915
Total liabilities	16,899,179	20,177,782
Commitments and contingencies (Note 21)
Mezzanine Equity:
Common stock subject to possible redemption, $0.0001 par value, 0 and 5,796 shares at redemption value of approximately $11.03 per share, respectively	-	1,917,309
Stockholders’ Equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series A convertible preferred stock ($0.0001 par value, 110,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series B convertible preferred stock ($0.0001 par value, 3,000 shares designated, 1 and 3,000 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($0.0001 par value, 5,000 shares designated, 4,851 issued and outstanding)	-	-
Series D convertible preferred stock ($0.0001 par value, 6,666,700 shares designated, 150,000 and 0 issued and outstanding, respectively)	15	-
Series E convertible preferred stock ($0.0001 par value, 100 shares designated, 51 and 0 issued and outstanding, respectively)	-	-
Series F convertible preferred stock ($0.0001 par value, 10,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series G convertible preferred stock ($0.0001 par value, 10,000 shares designated, 3,318 and 0 issued and outstanding, respectively)
Common stock ($0.0001 par value, 300,000,000 shares authorized, 2,662,489 and 353,087 shares issued and outstanding, respectively)	266	35
Additional paid in capital	40,866,328	6,671,084
Accumulated deficit	(21,773,931)	(3,203,361)
Total stockholders’ equity attributable to Cycurion	19,092,678	3,467,758
Deficit attributable to noncontrolling interests	(3,682,577)	-
Total stockholders’ equity	15,410,101	3,467,758
Total liabilities and stockholders’ equity	$32,309,280	$25,562,849
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenues	$3,833,038	$4,450,447	$11,591,003	$13,694,614
Cost of revenues	3,562,559	3,732,431	10,406,824	11,605,722
Gross profit	270,479	718,016	1,184,179	2,088,892
Operating expenses:
Selling, general and administrative expenses	2,719,600	299,233	5,244,323	963,000
Stock compensation expenses	2,082,000	-	3,094,443	10,000
Business combination expenses	-	-	11,240,114	-
Total operating expenses	4,801,600	299,233	19,578,880	973,000
Operating (loss)/income	(4,531,121)	418,783	(18,394,701)	1,115,892
Interest income	1,770	-	1,770	20,211
Interest expense	(712,374)	(319,666)	(1,506,657)	(1,033,496)
Gain on debt settlement, net	2,016,469	-	1,250,139	-
Other (expense)/income	(14,761)	16,976	(129,468)	7,105
Other income/(expense), net	1,291,104	(302,690)	(384,216)	(1,006,180)
(Loss)/income before income taxes	(3,240,017)	116,093	(18,778,917)	109,712
Provision for income tax	-	-	-	-
Net (loss)/income	(3,240,017)	116,093	(18,778,917)	109,712
Less: Net loss attributable to non-controlling interest	116,700	-	218,359	-
Net (loss)/income attributable to Cycurion	$(3,123,317)	$116,093	$(18,560,558)	$109,712

Comprehensive (loss)/income	$(3,123,317)	$116,093	$(18,560,558)	$109,712
(Loss)/Earnings per share:

Basic	$(1.59)	$0.23	$(14.82)	$0.22
Diluted	$(1.59)	$0.11	$(14.75)	$0.11
Weighted average shares outstanding:
Basic	1,965,285	498,941	1,252,543	498,941
Diluted	1,968,618	1,119,834	1,255,876	1,095,037
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net (loss)/income	$(18,778,917)	$109,712
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,094,443	10,000
Stock-based compensation - business combination related	9,521,734	-
Amortization of debt discount	234,430	-
Depreciation of property and equipment	20,321	6,590
Amortization of software development costs	25,000	-
Gain on debt settlement, net	(1,250,139)	-
Finance expense	100,000	-
Changes in assets and liabilities:
Accounts receivable, net and other receivables	(286,701)	(1,921,546)
Prepaid expenses and other current assets	42,326	2,403
Accounts payable and accrued liabilities	(1,494,416)	627,256
Net cash used in operating activities	(8,771,919)	(1,165,585)
Cash flows from investing activities:
Cash acquired on business combination	34,983	-
Issuance of promissory notes	-	(354,000)
Purchase of property and equipment	(268,000)	(343,001)
Cash withdrawn from Trust Account in connection with redemption	1,001,216	-
Release of Trust Account to Company’s bank account	833,324	-
Net cash provided by/(used in) investing activities	1,601,523	(697,001)
Cash flows from financing activities:
Proceeds from exercise of warrants	3,664,871	-
Redemption of common stock subject to redemption	(1,001,216)	-
Proceeds from private placement	-	1,000,000
Proceeds from capital raise	5,874,584	-
Net proceeds from line of credit	(18,000)	106,924
Repayment of bank borrowings	(499,180)	(6,503)
Proceeds from convertible notes payable	2,376,500	-
Proceeds from notes payable	513,200	215,000
Proceeds from notes payable - related parties	-	15,000
Repayments of notes payable - related parties	(27,500)	-
Repayments of notes payable	(101,579)	-
Net cash provided by financing activities	10,781,680	1,330,421
Net increase/(decrease) in cash and cash equivalents	3,611,284	(532,165)
Cash and cash equivalents, beginning of period	40,790	607,869
Cash and cash equivalents, end of period	$3,652,074	$75,704
See accompanying notes to unaudited financial statements

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock subject to possible redemption		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Non- Controlling Interest	Total Stockholders ’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance as of December 31, 2024	5,796	$1,917,309	-	$-	3,000	$-	4,851	$-	-	$-	-	$-	-	$-	353,087	$35	$6,671,084	$(3,203,361)	$3,467,758	$-	$3,467,758
Common stock redeemed (Mezzanine Equity)	(3,163)	(1,001,216)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Release of common stock subject to redemption	(2,633)	(916,093)	-	-	-	-	-	-	-	-	-	-	-	-	2,633	-	916,093	-	916,093	-	916,093
Series A convertible preferred stock in exchange of Series A Convertible Preferred Stock categorized as liability	-	-	106,816	11	-	-	-	-	-	-	-	-	-	-	-	-	1,391,165	-	1,391,176	-	1,391,176
Series D convertible preferred stock in exchange of convertible notes	-	-	-	-	-	-	-	-	6,666,666	667	-	-	-	-	-	-	3,332,668	-	3,333,335	-	3,333,335
Common stock issued for conversion of Series B and D Convertible Preferred Stock	-	-	-	-	(2,999)	-	-	-	(6,516,666)	(652)	-	-	-	-	417,176	42	610	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	234,830	23	3,309,898	-	3,309,921	-	3,309,921
Common stock issued for business combination costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	3	8,999,997	-	9,000,000	-	9,000,000
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,627	-	945,636	-	945,636	-	945,636
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,667	2	249,998	-	250,000	-	250,000
SLG transaction	-	-	-	-	-	-	-	-	-	-	51	-	-	-	16,938	2	509,069	-	509,071	-	509,071
Excise tax liability arising from redemption of Class A shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,012)	(10,012)	(3,464,218)	(3,474,230)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,248,486)	(10,248,486)	-	(10,248,486)
Balance as of March 31, 2025	-	-	106,816	11	1	-	4,851	-	150,000	15	51	-	-	-	1,068,958	107	26,326,218	(13,461,859)	12,864,492	(3,464,218)	9,400,274
Series G convertible preferred stock in exchange of convertible notes and promissory notes	-	-	-	-	-	-	-	-	-	-	-	-	3,318	-	-	-	4,183,891	-	4,183,891	-	4,183,891
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	106,968	11	354,739	-	354,750	-	354,750
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	91,420	9	1,028,469	-	1,028,478	-	1,028,478
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,782	2	256,297	-	256,299	-	256,299
Common Stock Issued - Equity Line	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,334	4	265,500	-	265,504	-	265,504
SLG transaction	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,671	2	250,069	-	250,071	-	250,071
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,188,755)	(5,188,759)	(101,659)	(5,290,414)
Balance as of June 30, 2025	-	$-	106,816	$11	1	$-	4,851	$-	150,000	$15	51	$-	3,318	$-	1,345,133	$135	$32,665,183	$(18,650,614)	$14,014,730	$(3,565,877)	$10,448,853
Conversion of Series A Convertible Preferred stock for common stock	-	-	(106,816)	(11)	-	-	-	-	-	-	-	-	-	-	161,687	16	390,050	-	390,055	-	390,055
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,668	7	193	-	200	-	200
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	8,267	-	120,530	-	120,530	-	120,530
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	200,000	20	2,081,380	-	2,081,400	-	2,081,400
Common Stock Issued - Equity Line	-	-	-	-	-	-	-	-	-	-	-	-	-	-	880,734	88	5,608,992		5,609,080		5,609,080
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,123,317)	(3,123,317)	(116,700)	(3,240,017)
Balance as of September 30, 2025	-	$-	-	$-	1	$-	4,851	$-	150,000	$15	51	$-	3,318	$-	2,662,489	$266	$40,866,328	$(21,773,931)	$19,092,678	$(3,682,577)	$15,410,101
See accompanying notes to unaudited financial statements.

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)
Balance as of December 31, 2023	2,000	$2,000,000	498,941	$499	$7,678,574	$(4,432,962)	$3,246,111
Board compensation	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	(312,475)	(312,475)
Balance as of March 31, 2024	2,000	2,000,000	498,941	499	7,688,574	(4,745,437)	2,943,636
Series B convertible preferred stock and warrants issued	1,000	1,000,000	-	-	-	-	-
Net income	-	-	-	-	-	306,094	306,094
Balance as of June 30, 2024	3,000	$3,000,000	498,941	$499	$7,688,574	$(4,439,343)	$3,249,730
Net income	—	—	—	—	—	116,093	116,093
Balance as of September 30, 2024	$3,000	$3,000,000	$498,941	$499	$7,688,574	$(4,323,250)	$3,365,823
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.)(the “Company”, “Cycurion”, “we”, “us” or “our”) was incorporated on October 12, 2017, in the state of Delaware. Through its subsidiaries, the Company provides premier information technology security solutions. The Company continually strives to deliver top-notch services in the areas of risk management, cybersecurity, information assurance, systems engineering and help desk solutions. The Company is headquartered in McLean, Virginia. On July 14, 2020, the Company changed its corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.
The Company has two first-tier wholly-owned subsidiaries, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto Inc., a Delaware corporation formed in July 2025, and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC (“Axxum”), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC (“Cloudburst”), a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021 (“Cycurion Innovation”), in connection with our acquisition of assets from Sabres Security Ltd. (“Sabres”), a leading Israeli-based cyber security provider.
Business Combination
On February 14, 2025, the Company completed the business combination and transactions (the “Business Combination”) as set forth in an Agreement and Plan of Merger, dated November 21, 2022, as amended on April 26, 2024, December 31, 2024 and February 13, 2025 (the “Merger Agreement”), by and among Western Acquisition Ventures Corp. ("Western"), Western Acquisition Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Western (“Merger Sub”), and Cycurion Sub, Inc., a Delaware corporation formerly known as Cycurion, Inc. (“Cycurion Sub”). As contemplated by the Merger Agreement, Merger Sub merged with and into Cycurion Sub with Cycurion Sub as surviving the merger as a wholly-owned subsidiary of Western. In addition, in connection with the consummation of the Business Combination, Western was renamed "Cycurion, Inc."
As a result of the Business Combination, each common share of Cycurion Sub was cancelled and converted into shares of Company common stock, on the terms set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the aggregate number of shares of Company common stock that was delivered as consideration in the Business Combination was capped at 500,000 shares. Concurrently with the completion of the Business Combination, the Company issued an aggregate of 218,102 shares of common stock, 106,816 shares of Series A convertible preferred stock (“Class A Convertible Preferred Stock”), 3,000 shares of Series B convertible preferred stock (“Class B Convertible Preferred Stock”), 4,851 shares of Series C convertible preferred stock (“Class C Convertible Preferred Stock”), 6,666,666 shares of Series D convertible preferred stock (“Class D Convertible Preferred Stock”), 22,696 Series A warrants, 200,000 Series B warrants, 242,424 Series D warrants , 9,006 common stock warrants, 15,760 shares of common stock issued in connection with the Series D private placement, 16,667 shares of common stock issued to A.G.P./Alliance Global Partners (“A.G.P.”), 8,333 shares of common stock issued to Seward & Kissel LLP and 2,627 shares of common stock issued to Baker & Hostetler LLP.
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
While Western was the legal acquirer in the Business Combination, because Cycurion Sub, prior to the Business Combination, was deemed the accounting acquirer, the historical financial statements of Cycurion Sub became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Cycurion Sub prior to the Business Combination; (ii) the combined results of Western and Cycurion Sub following the closing of the Business Combination; (iii) the assets and liabilities of Cycurion Sub at their historical cost; and (iv) Cycurion’s equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Cycurion Sub common stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Cycurion Sub prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.
Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States, which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of September 30, 2025, there was substantial doubt regarding the Company’s ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the three and nine months ended September 30, 2025 and from prior periods. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of September 30, 2025, the Company had an accumulated deficit of $21.8 million and a working capital deficit of $9.6 million. In addition, the Company had a net cash outflow of $8.8 million from operating activities during the nine months ended September 30, 2025. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2024.
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
Nasdaq Communications
On August 21, 2025, the Company announced that we received formal notification on August 19, 2025 and August 20, 2025 from the Nasdaq Stock Market (“Nasdaq”) regarding its previous deficiencies. On August 19, 2025, Nasdaq determined that we comply with Nasdaq Listing Rule 5450(b)(1)(A), which requires a minimum of $10,000,000 in stockholders’ equity (“Equity Rule”), based on our Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $10,448,853. Reference is made to the April 11, 2025 notification for failure to maintain a minimum market value of listed securities of $50,000,000 over the previous 30 consecutive business days as set forth in Listing Rule 5450(b)(2)(A) (“MVLS Rule”). As we are in compliance with the Equity Rule, Nasdaq notified us that the matter regarding the MVLS Rule is now closed. Additionally, on August 20, 2025, we received formal notification from Nasdaq, determining that for the last 10 consecutive business days, from August 5, 2025 to August 18, 2025, our market value of publicly held shares (“MVPHS”) has been $5,000,000 or greater set forth in Nasdaq Listing Rule 5450(b)(1)(C) (“MVPHS Rule”), and that we have regained compliance with the MVPHS Rule.
On October 14, 2025, we received written notice from the staff of Nasdaq Listing Qualifications (the “Staff”) that it has determined to commence proceedings to delist our common stock from the Nasdaq Global Market. As previously announced in a Current Report filed with the U.S. Securities and Exchange Commission ("SEC"), on April 15, 2025, the Staff notified the Company on April 9, 2025 that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The notification letter stated that we would be afforded 180 calendar days, or until October 6, 2025, to regain compliance. The Company did not regain compliance with the Bid Price Rule by October 6, 2025, and the listed security was subject to delisting from The Nasdaq Global Market.
On October 20, 2025, the Company submitted its request to the Nasdaq Global Market to appeal the Staff’s determination to a Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, which stayed the suspension of the Company’s securities and the filing of a Form 25-NSE with the SEC that would remove the Company’s shares of common stock from listing and registration on The Nasdaq Stock Market. The Company’s hearing was scheduled for November 20, 2025.

On November 11, 2025, the Company announced that it received a letter Nasdaq stating that Nasdaq has determined that the Company has regained compliance with Nasdaq’s Bid Price Rule requirement under Listing Rule 5450(a)(1). The

Company is now in compliance with Nasdaq Global Market’s listing requirements. Additionally, Nasdaq confirmed that the previously scheduled hearing before the Nasdaq Hearings Panel on November 20, 2025 has been canceled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market without interruption.

Reverse Stock Split
On October 27, 2025, the Company announced a one-for-thirty reverse stock split of the Company’s shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”) that took effect with the commencement of business on October 27, 2025.
The Company effected the Reverse Stock Split by filing the Second Amendment to the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market, when the market opened on October 27, 2025, under the existing trading symbol “CYCU” and new CUSIP number 95758L305.
As a result of the Reverse Stock Split, every thirty of the Company’s issued shares of common stock was combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The number of outstanding shares of common stock was reduced from approximately 86,533,435 shares to approximately 2,884,447 shares. All disclosures affected in this report on Form 10-Q, including share counts and warrant counts have been retroactively adjusted to give effect to the Reverse Stock Split.
No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held a fraction of a share of common stock of the Company will receive a cash payment (without interest and subject to withholding taxes, as applicable) in lieu thereof at a price equal to that fraction of a share to which the stockholder would otherwise be entitled, multiplied by the closing price of the Company’s shares on The Nasdaq Global Market on the trading day immediately preceding the effective date of the Reverse Stock Split.
Restricted Cash
In accordance with the trust agreement between Western and Equiniti Trust Company, LLC, dated January 11, 2022, the Company is permitted to withdraw interest from the trust account (the “Trust Account”) to pay its tax obligations, including federal income taxes and state franchise taxes. The balance of this withdrawal would be presented in restricted cash, but as of September 30, 2025 there are no amounts in restricted cash.
2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
These financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Axxum, Cloudburst and Cycurion Innovation. Additionally, the financial statements include the accounts of SLG Innovation Inc. (“SLG”) as a result of the master service agreement entered into between the Company and SLG. The Company has determined that the SLG transaction constitutes a business combination as defined by ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted in the second and third quarter of 2025. All significant inter-company balances, fees, and expenses have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Annual Report on Form 10-K filed with the SEC on April 17, 2025.
(b)Basis of Presentation for Interim Periods

Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been omitted for the interim periods presented and accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods presented.
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Seasonal changes, political and other conditions can affect the sales volumes of the Company's products. Therefore, the financial results for any interim period do not necessarily indicate the expected results for the year.
(c)Reclassification
Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net income (loss), or cash flows for any periods presented.
(d)Emerging Growth Company
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
(e)Use of estimates
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
(f)Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
(g)Recently Issued Accounting Pronouncements
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
3. REVENUE RECOGNITION
We recognize revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers," as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties approve the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied.
In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customer that are substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services. Typically, the performance obligations in the contract are the delivery of service hours. When the Company has obtained evidence that the service has been delivered and the performance obligations have been fulfilled, it will record revenue and recognize an asset such as accounts receivable.
Advisory Consulting
The Company enters into service agreements with customers that will set forth the responsibilities of both parties, including the type of service to be delivered, the timing of the delivery of those services, and the associated price per unit for such services. The unit of measure in the agreement is typically hours. The advisory consulting services represent a single performance obligation, as they constitute a series of distinct hourly services that are substantially the same and transferred to the customer over time. The revenue from advisory service agreement will also set forth the timing of payments by the customers which is typically between 60 and 90 days from the date that an invoice is issued to the customer. The Company issues invoices when management has received acknowledgment from the customer that it has rendered service as measured in hours to the customer. As a practical matter, the Company continuously delivers service to customers, and the customer receives benefits from those services over time. The revenue advisory consulting is recognized over time as services are rendered, based on contractual hourly rates, and when the Company has received the aforementioned acknowledgement from its customers that service has been rendered related to hours accumulated over period of time, such as a week, or two weeks, or a month, which is determined on a customer-by-customer basis. The Company’s contracts do not include terms for returns, or warranties, or guarantees, or rebates, or discounts on the services rendered. The Company also enters into annual contracts with customers to provide ongoing advisory and consulting services. Services are delivered continuously over the contract term and customers are billed periodically. The annual service contract represents a single performance obligation because the services are a series of distinct, substantially similar acts that are inseparable and transferred over time. Revenue is recognized over time straight-line over the contract term.
Managed Security Service Practice (MSSP)
Management has determined that its managed security service practice is a bundle of cybersecurity software tools, and expert 24x7x365 monitoring and breach resolution service that is accounted for as a single performance obligation that is delivered over time which is typically a month. The components of the bundle have individual commercial value. However, management believes assigning stand-alone value to each component is impractical because each component would not be able to be fully implemented or utilized if not packaged with the other components. Therefore, management believes the MSSP can only be sold as a bundle package over time. At the time that the Company recognizes revenue, it is has either already received funds in advance from its customer or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service. The Company does not sell monitoring time, security software-tools, and breach resolution as stand-alone services, as the customer would not receive the benefits of these items if they were not sold as an integrated package. The cybersecurity needs to monitor the customer cybersecurity environment regularly, stay up to date on cyberthreats and solutions, maintain its software tools, and then address threats identified, or rectify situations when customer environments have been breached. It is not practical or viable to sell these components separately, as customers expect comprehensive solutions. While the components are separately identifiable, management does not believe they could market the components individually. The Company’s management does not believe their customers can benefit from the individual components alone, and there are not readily available resources in the market that can be obtained to make those components viable. The continuous monitoring allows the Company to identify and either neutralize and or rectify breaches by having up to the minute first-hand information, and the tools allow the Company to implement solutions rapidly. The absence all of the components would render the solutions and service offering significantly devalued and non-competitive in the marketplace.
The Company believes MSSP meets the criteria to combine the goods and services under a single performance obligation. The Company believes combined integrated solution is delivered continuously over a period of time. In accordance with the terms of the contract between the Company and its customers, the Company receives prepayments in advance from its customers, and recognizes those payments to revenues over a period of time, which is typically each month.
Managed Service Provider (MSP)
The Company’s managed service provider (MSP) service offering is the provision of IT infrastructure support to customers, specifically in the areas of desktop support, on-site troubleshooting, and cloud-based network infrastructure troubleshooting. This service is accounted for as a single performance obligation that is delivered over time, which is typically a month; At the time that the Company recognizes revenue, it either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
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
While components can be separately identified, they must be used in conjunction with each other to serve the Company’s customers. The Company must continuously make available support engineers to customers whenever they need support and troubleshooting. The service includes remote resolution of issues or going onsite to customer locations to solve problems. The Company’s contracts with customers require the Company to have these resources available during the length of the contract. Therefore, these services are continuously delivered as a service over time. Accordingly, the Company recognizes revenue for such MSP contract on a monthly basis.
Software as a service (SaaS)
Management has determined that its software as a service is a suite of cybersecurity tools that are delivered either remotely or on customer premises. The service is delivered on a monthly basis. The cybersecurity tools are typically sold as a package. However, the individual components of the suite of tools can either be sold individually or bundled together. Nevertheless, if they are sold individually, or as a bundle, they are all delivered over time. Accordingly, the Company recognizes revenue over time, which is typically monthly; At the time that the Company recognizes revenue it is has either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
The Company’s SaaS is delivered continuously over time. It is a subscription service where the Company provisions a suite of security software tools to its customers accessed via the internet that allows the customers to protect themselves from cyber-attacks using multiple tools within the suite. This subscription service is recognized to revenue monthly.

Table 3: Disaggregated Revenue
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Advisory consulting	$3,817,911	$4,382,982	$11,505,113	$13,433,256
Managed security service practice (MSSP)	12,027	63,793	79,095	250,342
Software as a service (Saas)	3,100	3,672	6,795	11,016
Revenue	$3,833,038	$4,450,447	$11,591,003	$13,694,614
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	September 30, 2025	December 31, 2024
Accounts receivable	$3,432,039	$10,353,708
Allowance for credit losses	(334,985)	-
Accounts receivable, net	$3,097,054	$10,353,708
During the three and nine months ended September 30, 2025, the Company recorded $0.3 million for provisions for credit losses. During the three and nine months ended September 30, 2024, the company had record $0 for provisions for credit losses. During both the three and nine months ended September 30, 2025 and 2024, the Company had $0 write-offs of any outstanding receivables.
5. PROPERTY AND EQUIPMENT, NET

Table 5: Details of Property and Equipment, Net
	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount
Equipment	$-	$-	$-	$125,546	$(121,869)	$3,677
Furniture and fixtures	-	-	-	26,339	(19,396)	6,943
Leasehold improvements	-	-	-	62,721	(62,721)	-
Capital lease	-	-	-	23,004	(19,897)	3,107
Software	-	-	-	13,500	(6,906)	6,594
Property and equipment, net	$-	$-	$-	$251,110	$(230,789)	$20,321
During the three and nine months ended September 30, 2025 and 2024, the Company recorded immaterial amounts of depreciation expense in cost of revenue and selling, general and administrative expenses. Additionally, during the three months ended September 30, 2025, as part of the annual review of property and equipment, the Company disposed of all assets categorized as property and equipment, which were fully depreciated already or had an immaterial acceleration of depreciation and amortization.
6. SOFTWARE DEVELOPMENT COSTS
In 2024, the Company reclassified software development costs from property and equipment to software development costs. The Company continues to incur costs to develop new modules, functionalities, and integrations on previous purchased SaaS platform in order to develop a new product with differentiated offering. As of September 30, 2025, the SaaS platform is still undergoing development stage and is not ready for external sales. No amortization has been recorded during the three and nine months ended September 30, 2025 and 2024.
In 2024, the Company reclassified a part of software from property and equipment to software development costs.

Table 6: Capitalized Software Development Costs
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Capitalized software development costs	$94,000	$105,001	$268,000	$343,001
7. INTANGIBLE ASSETS

Table 7.1: Details of Intangible Assets, Net
	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount
Contractual relationship	$66,361	$(66,361)	$-	$66,361	$(66,361)	$-
Implementation	28,099	(28,099)	-	28,099	(28,099)	-
Software	100,000	(100,000)	-	100,000	(75,000)	25,000
Intangible assets, net	$194,460	$(194,460)	$-	$194,460	$(169,460)	$25,000

Table 7.2: Details of Intangible Asset Amortization
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization expense, presented in SG&A	$7,917	$-	$25,000	$-
8. BUSINESS COMBINATION
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
On April 29, 2023, the Company and SLG executed a unidirectional letter of intent (“SLG LOI”), which bound SLG to the transaction but did not obligate the Company. The SLG LOI provided that, unless terminated by the Company on or before April 30, 2024, the Company would proceed to acquire SLG or substantially all of its assets and liabilities through a structure to be finalized. The agreed-upon valuation included the $2,000,000 receivable, $2,136,445 in SLG payables to RCR Technology Corporation (excluding payables incurred within 90 days prior to closing), and 33,212 shares of the Company’s capital stock.
In connection with the potential SLG transaction, the Company entered into a separate unidirectional letter of intent with RCR (“RCR LOI”) on April 29, 2023, under which the Company would acquire SLG’s payables owed to RCR, subject to the closing of the potential SLG transaction. Consideration for the RCR transaction was to be settled in the form of shares of common stock of the Company, as specified in the RCR LOI.
The transaction contemplated by the SLG LOI did not close and the Company does not expect that it will close. In lieu of such transaction, and consistent with the economic and business relationship between SLG and the Company for more than the past two years, on March 31, 2025, the Company and SLG entered into a Management Services Agreement (the “MSA”), pursuant to which SLG memorialized its formal engagement of the Company to provide the Management Services (as defined in the MSA) on the terms and subject to the conditions set forth therein. The parties agreed that the Company would continue to retain sole and absolute discretion to select its employees and/or independent contractors who would perform and support the Management Services; provided that the compensation paid to any such persons shall not exceed the compensation that would have been paid to a comparable, unaffiliated third party on a commercial, arms-length basis. SLG agreed to cooperate in good faith with the Company in furtherance of its continued performance of the Management Services.

In connection with the Management Services to be provided by the Company, SLG agreed to pay a fee equal to SLG’s “operational cash flow” (whether or not the inbound funds included were recognized as revenue under GAAP and whether or not the outbound funds were recognized as expenses under GAAP during the relevant reporting period). For purposes of the MSA, “operational cash flow” means (i) all cash and cash-equivalencies received by, or on behalf of, SLG from any source for any reason during any reporting period minus (ii) all payments made by, or on behalf of, SLG, all in connection with SLG’s business as historically operated and as managed by the Company in accordance with the provisions of the MSA. If SLG’s operational cash flow during any reporting period is negative, then the Company reserves the right (in its sole and absolute discretion) to advance funds to SLG in an amount not to exceed such negative cash flow during such period with an interest rate to be determined on a case-by-case basis.

In connection with the execution and delivery of the MSA, the Company and Ed Burns entered into a Release Agreement (the “Burns Release Agreement”), pursuant to which the Company acknowledged that it has provided and will continue to provide certain services to SLG as a subcontractor and Mr. Burns agreed to release certain claims that he had, has, or may have against the Company or SLG in relation to the terms and conditions of the MSA, the transactions contemplated thereby, or the manner in which the Company and SLG became parties to the MSA, as well as the relationship between the Company and SLG prior to the date of the MSA and the Company issued to Mr. Burns 33,609 shares of common stock and 51 shares of Series E Convertible Preferred stock with a face value of $10,000 and conversion price of $1.00. The Company offered a substantially equivalent release agreement to the owner of 49% of the equity of SLG with a percentage-equivalent contingent issuance of common stock and Series E Convertible Preferred Stock. As of the date of this quarterly report, such other release has not been accepted or executed and delivered.

On March 31, 2025, the company entered into a Management Services Agreement and a Release agreement (the “Agreement”) to gain control of SLG as a Variable Interest Entity ("VIE"). The total purchase consideration for the VIE contractual relationship of SLG consisted primarily of:
(a)prepaid deposit of $2,000,000;
(b)33,609 shares of common stock having par value of $0.0001 per share;
(c)51 shares of Series E Convertible Preferred Stock with a face value of $10,000 and conversion price of $1.00; and
(d)$10,814,147 of accounts receivable in Cycurion owing from SLG
The Company has determined that the SLG transaction constitutes a business combination as defined by ASC 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted in the second and third quarter of 2025. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired assets and liabilities, if any. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than March 31, 2026. The estimated fair values as of the business combination date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the transaction date. The results of operations for SLG are included in the consolidated results of Cycurion, Inc. starting April 1, 2025.

Table 8: SLG Valuation
	Initial Allocation of Assets and Liabilities	Adjustments	Estimated Allocation of Assets and Liabilities as of September 30, 2025
Cash consideration:
Cash consideration	$2,000,000	$-	$2,000,000
Less: cash acquired	(34,983)	-	(34,983)
Cash consideration, net of cash acquired	1,965,017	-	1,965,017
Noncash consideration:			-
Common stock (1)	254,071	250,071	504,142
Series E Convertible Preferred Stock (2)	255,000	-	255,000
Accounts receivable in Cycurion owing from SLG (3)	10,814,147	-	10,814,147
Noncash consideration	11,323,218	250,071	11,573,289
Total consideration	$13,288,235	$250,071	$13,538,306
Assets acquired:
Accounts receivable	$3,066,581	$-	$3,066,581
Total identified assets acquired	3,066,581	-	3,066,581
Liabilities assumed:
Accounts payable	4,317,052	-	4,317,052
Accrued liabilities	10,650	54,209	64,859
Payroll liability	40,642	-	40,642
Factoring liability	2,176,922	-	2,176,922
Due to related parties	18,000	-	18,000
Loans payable	625,222	-	625,222
Liabilities to Cycurion	2,982,908	-	2,982,908
Total identified liabilities assumed	10,171,396	54,209	10,225,605
Net identifiable liabilities assumed	(7,104,815)	(54,209)	(7,159,024)
Elimination of inter-company balances	2,982,908	-	2,982,908
Non-controlling interest	(3,464,218)	-	(3,464,218)
Goodwill	13,945,924	304,280	14,250,204
Net assets acquired	$13,288,235	$250,071	$13,538,306
(1)Represents the fair value of 33,609 common stock issued in the SLG transaction based on the quoted stock price on the date of issuance.
(2)Represents the fair value of the Series E Convertible Preferred Stock as is converted to common stock based on the quoted price common stock on the date of issuance.
(3)Represents the fair value of the accounts receivable in Cycurion owing from SLG.
(4)Fair value of the noncontrolling interest based on NCI’s 49% interest in the net assets acquired.
(5)Goodwill is calculated as Total Consideration paid less the net assets acquired.
9. GOODWILL
Acquisition of Axxum Technologies, LLC.
On November 22, 2017, the Company entered into a share transfer agreement with Axxum and the two prior members of Axxum to purchase 100% of the members’ equity interest in the Company in exchange for $6,500,000 in cash and $500,000 in two subordinated convertible promissory notes for $250,000 each, payable to the two members of Axxum. Accordingly, Axxum became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Axxum’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value. The difference between the purchase price paid for the acquisition of Axxum and the net asset value derived from the assets and liabilities of Axxum at the date of acquisition has been recognized as goodwill. Accordingly, the purchase costs of $6,500,000 in cash, $500,000 in promissory notes, and $140,005 in capitalized transaction costs, less $573,150 in adjustment in working capital that is recoverable from sellers resulted in a total purchase cost of $6,566,855. The net asset value of Axxum at the date of acquisition was $1,413,589. Accordingly, the Company recognized $5,153,266 in goodwill related to the acquisition of Axxum.
Acquisition of Cloudburst Security, LLC.
On April 3, 2019, the Company entered into a membership interest purchase agreement with Cloudburst and its two equity holders to purchase 100% of the issued and outstanding units in exchange for $500,000 in cash; $540,000 for a promissory note to one equity holder and $360,000 to the other; and 111,628 and 74,420 shares of the Company’s common stock to the two equity holders, respectively, on a post-split basis. Accordingly, Cloudburst became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Cloudburst’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value; the difference between the purchase price paid for the acquisition of Cloudburst and the net asset value derived from the assets and liabilities of Cloudburst at the date of acquisition has been recognized as goodwill. The purchase costs of $500,000 in cash, $900,000 in promissory notes, $300,000 in 186,048 shares of the Company’s common stock, $1,400,000 in contingent earnout, $62,305 in capitalized transaction costs, resulted in a total purchase cost of $3,162,305. The net asset value of Cloudburst at the date of acquisition was $323,267. Accordingly, the Company recognized $2,839,038 in goodwill related to the acquisition of Cloudburst. On April 20, 2022, the holders of the (i) $900,000 promissory notes and (ii) 186,048 shares of the Company’s common stock tendered them to the Company for cancellation.
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
The Company’s management reviewed the performance of Cloudburst and its manager during the year ended December 31, 2020 and determined that Cloudburst had not met the performance targets set forth at the time of acquisition. As a result, the manager of Cloudburst was dismissed. Management of the Company performed a quantitative analysis of the carrying value of the subsidiary and its related goodwill by preparing a future discounted cash flow analysis, which included variables such as expectations on future cash flows, calculation of the cost of capital, and the probability of capturing certain contracts under the framework of Cloudburst being a federal government approved service provider, and determined that the fair value as of December 31, 2020 was lower than the carrying value that was previously established at the point of acquisition; accordingly, during the year ended December 31, 2020, the Company determined that the contingent earnout should be de-recognized, and written off in its entirety in the amount of $1,400,000 to the Company’s result of operations, and, as a result of the above assessment, the Company recognized an impairment of goodwill in the amount of $1,400,000 that was also recognized to the Company’s results of operations. The Company’s ending goodwill related to the acquisition of Cloudburst after recognizing impairment was $1,439,038.
SLG Innovation Inc. Master Service Agreement
The Company initiated discussions to acquire SLG in late 2020, advancing an initial non-refundable deposit of $1.4 million for loans, capitalized transaction costs, and accounts receivable. By December 31, 2024, this deposit had increased to $2.0 million. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG’s assets and certain liabilities, later amended to focus on specific sales contracts. A unidirectional letter of intent (LOI) was executed on April 29, 2023, binding SLG to the transaction while allowing the Company the option to proceed. The LOI contemplated a structure involving the $2.0 million receivable, $2.1 million in SLG payables to RCR Technology Corporation, and 33,212 shares of the Company’s capital stock.
On March 31, 2025, the Company finalized the MSA and Burns Release Agreement for SLG. The total purchase consideration included the $2.0 million prepaid deposit, 33,609 shares of common stock (par value $0.0001), 51 shares of Series E Convertible Preferred Stock (face value $10,000 each, conversion price $1.00) and $10,814,147 of accounts receivable in Cycurion owing from SLG. Additionally, the Company issued 16,667 shares of common stock to assume SLG’s share-based payment obligations.
The transaction was accounted for as a business combination under ASC 805. As of the transaction date, the fair value of assets acquired totaled $3.1 million, excluding cash of $34,983 that was netted against cash consideration paid. Liabilities assumed amounted to $10.2 million, including accounts payable, accrued liabilities, payroll liabilities, and loans. After recognizing a non-controlling interest of $3.5 million, the net assets acquired were negative $7.1 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $14.3 million. This goodwill reflects the strategic value of SLG’s operations, expected synergies, and future growth potential.

Table 9: Details of Goodwill
	September 30, 2025	December 31, 2024
Axxum	$5,153,266	$5,153,266
Cloudburst	1,439,038	1,439,038
SLG	14,250,204	-
Goodwill	$20,842,508	$6,592,304
10. BANK LOANS
Revolving Line of Credit
On November 22, 2017, Axxum procured from Main Street Bank a revolving line of credit with a maximum of up to $1,000,000 ("Revolving Line of Credit"), subject to certain restrictions based on available collateral pledged to the bank in the form of accounts and trade receivables owed by the Company’s customers. This Revolving Line of Credit is available for one year, at which point it may be renewed by Axxum. Axxum incurred origination and closing costs for this line of credit in the amount of $10,000, which Axxum has recognized a prepaid expense that will amortize over one year as interest expense. The stated rate of interest of the Revolving Line of Credit is the prime rate plus 100 basis points, which at the time of the loan, was 4.50%.
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
As of September 30, 2025, the stated rate of interest of the Revolving Line of Credit was 8.50%. The outstanding balance of the Revolving Line of Credit was $3,231,067 and $3,249,067, respectively, as of September 30, 2025 and December 31, 2024.
Loan and Security Agreement
On November 22, 2017, concurrent with the above-mentioned Revolving Line of Credit, Axxum procured a bank term loan from Main Street Bank in the amount of $5,250,000 with an expiration of December 31, 2024 (the "Loan and Security Agreement"). The Loan and Security Agreement is subject to a monthly repayment of principal in the amount of $109,375. The loan carries a stated adjustable interest rate of the prime rate plus 200 basis points, which, at the time of the loan, was 5.50%. Axxum incurred closing and origination costs totaling $211,729. The imputed interest rate after giving effect for the closing and origination costs was 7.82%.
Under the Loan and Security Agreement, Axxum is subject to the following affirmative loan covenants: (i) on or after December 31, 2017 but prior to June 30, 2018, minimum tangible net worth (net liability) of $2,250,000; on or after June 30, 2018 but prior to June 30, 2019, minimum tangible net worth (net liability) of $1,250,000; on or after June 30, 2019 but prior to December 31, 2019, minimum tangible net worth (net liability) of $950,000; on or after December 31, 2019 but prior to June 30, 2020, minimum tangible net worth (net asset) of $1,750,000; on or after June 30, 2020 but prior to December 31, 2020, minimum tangible net worth (net asset) of $2,500,000; on or after December 31, 2020 but prior to June 30, 2021, minimum tangible net worth (net asset) of $3,000,000; on or after June 30, 2021 but prior to December 31, 2021, minimum tangible net worth (net asset) of $3,500,000; on or after December 31, 2021, minimum tangible net worth (net asset) of $5,000,000, (ii) interest coverage ratios must be greater than 1.25-to-1, measured on quarterly basis, using a rolling four-quarter basis, beginning with the fiscal quarter ending December 31, 2017, (iii) the Company and Axxum must achieve minimum consolidated earnings before tax interest, tax, depreciation and amortization of (“EBITDA”) greater than $300,000 per quarter, and (iv) annual capital expenditures must be less than $50,000. Management conferred with the bank regarding the covenants and determined that the Company was in compliance after giving effect to clarification in the definitions and formulas set forth by the bank in regard to the calculation of the above covenants.
On April 18, 2019, Axxum, Cloudburst, and the Company collectively amended the Loan and Security Agreement, including the addition of Cloudburst as a borrower. The stated interest rate increased to 6.75% and the loan covenants remained the same.
On June 29, 2020, the Company amended and restated the Loan and Security Agreement ("Amended and Restated Loan and Security Agreement") by extending the maturity date to March 22, 2024 with a monthly repayment of principal in the amount of $62,500 on or after June 22, 2020. The stated interest rate decreased to 6.25%.
Under the Amended and Restated Loan and Security Agreement, the loan covenants were replaced as follows: (i) on or after June 30, 2020 but prior to December 31, 2020, minimum tangible net worth (net liability) of $2,750,000; on or after December 31, 2020 but prior to June 30, 2021, minimum tangible net worth (net liability) of $2,250,000; on or after June 30, 2021 but prior to December 31, 2021, minimum tangible net worth (net liability) of $1,750,000; on or after December 31, 2021, but prior to June 30, 2022, minimum tangible net worth (net liability) of $1,250,000; on or after June 30, 2022 but prior to December 31, 2022, minimum tangible net worth (net asset) of $500,000; on or after December 31, 2022, but prior to June 30, 2023, minimum tangible net worth (net asset) of $1,250,000; on or after June 30, 2023 but prior to December 31, 2023, minimum tangible net worth (net asset) of $2,000,000; on or after December 31, 2023, minimum tangible net worth (net asset) of $2,500,000, (ii) interest coverage ratios must be greater than 1.20-to-1, measured on quarterly basis, using a rolling four-quarter basis, beginning with the fiscal quarter ending June 30, 2020 (iii) the Company must achieve minimum consolidated EBITDA greater than $300,000 per quarter, and (iv) annual capital expenditures must be less than $50,000.
As of September 30, 2025, the stated rate of interest of the loan was 9.5%.
The Company has categorized balances due within one operating period as current and those payments due after one operating period as long-term. As of September 30, 2025 and December 31, 2024, the Company recorded bank loan-current portion of $276,012, net of debt discount of $0 and $774,095, net of debt discount of $1,097, respectively.
Pledge agreement
On November 22, 2017, concurrent with Axxum’s procurement of the above-mentioned Revolving Line of Credit and Loan and Security Agreement, Axxum entered into a pledge agreement (the "Pledge Agreement"). The following pledges of collateral and credit enhancement were made by Axxum and the Company as the sole member of Axxum: (i) the Company equity ownership in Axxum and (ii) all of Axxum’s assets, such as accounts, instruments, equipment, fixtures, deposit accounts, letter of credit rights, and any other assets. All future debt is subordinated to the bank term loan until the term loan is repaid in full. Personal guarantees have also been made by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the term loan.
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

11. LOANS PAYABLE

Table 11: Details of Loans Payable
	September 30, 2025	December 31, 2024
Loan payable	$405,314	$405,314
Loan payable - SLG	264,379	-
Economic injury disaster loan - Cycurion	150,000	150,000
Economic injury disaster loan - SLG	157,220	-
Private loan payable	203,623	-
Funded loans payable	1,180,536	555,314
Less: Unamortized debt-issuance costs and discounts	-	-
Total loans payable	1,180,536	555,314
Less: Current portion of long-term debt	885,240	408,516
Long-term debt	$295,296	$146,798
Loan payable
On March 20, 2023, the Company entered into a receivable purchase agreement (the “RPA Loan”) for cash received of $0.3 million, with a specified interest rate of 8.00%, due January 20, 2024. The RPA Loan requires weekly payments of $15,302, until $0.5 million is repaid. As of September 30, 2025 and December 31, 2024, the Company recognized a balance owing of $0.4 million, respectively, and the loan is in default.
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
EIDL SLG Loan
On September 30, 2020, the Company executed the standard loan documents required for securing loans (the “EIDL SLG Loan”) offered by the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL SLG Loan is $150,000, with the proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL SLG Loan. Installment payments, including principal and interest, are due monthly beginning January 1, 2023 in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL SLG Loan (June 30, 2050). As of September 30, 2025, the balance of the EIDL SLG Loan including interest is $157,220.
Loan Payable-SLG
In 2022 and 2023, the Company entered into non-recourse agreements with a lender to sell future receipts. Under the agreement, the Company was required to make daily payments. The terms were renegotiated to monthly payments in 2023. As of September 30, 2025, the balance on the loan is $264,379 and it is currently in default.
Private Loan payable
In 2017, the Company entered into a loan agreement with a third party to provide up to $500,000. The funds can be requested on an as-needed basis based on a 10-30% interest rate. As of September 30, 2025, the balance on the loan is $203,623 and is currently in default.

12. CONVERTIBLE NOTES

Table 12: Details of Convertible Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate	Maturity (Calendar Year)
Balance as of December 31, 2024	-	-	-
Issuance	440,217	(53,717)	386,500	18.0%	2026
Amortization	-	4,476	4,476
Balance as of March 31, 2025	$440,217	$(49,241)	$390,976	18.0%	2026
Issuance	2,050,000	(60,000)	1,990,000	15.1%	2026
Conversion to equity	(2,490,217)	82,465	(2,407,752)	18.0%	2026
Amortization	-	26,776	26,776
Balance as of September 30, 2025	$-	$-	$-
On June 30, 2025, the Company converted all outstanding convertible notes to Series G Convertible Preferred Stock. See Note 15 – Equity.
13. PROMISSORY NOTES

Table 13.1: Details of Promissory Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate
Balance as of December 31, 2024	2,498,369	(11,380)	2,486,989	16.6%
Issuance	690,558	(77,358)	613,200	13.5%
Repayment	(20,000)	-	(20,000)	35.0%
Amortization	36,667	21,297	57,964
Balance as of March 31, 2025	$3,205,594	$(67,441)	$3,138,153	15.8%
Conversion to equity	(456,500)	-	(456,500)	24.0%
Repayment	(50,000)	-	(50,000)	24.0%
Amortization	-	37,973	37,973
Balance as of June 30, 2025	$2,699,094	$(29,468)	$2,669,626	14.3%
Repayment	(31,579)	-	(31,579)	12.0%
Amortization	-	20,616	20,616
Balance as of September 30, 2025	$2,667,515	$(8,852)	$2,658,663	14.3%

Table 13.2: Details of Loans Payable
	September 30, 2025	December 31, 2024	Weighted Average Interest Rate	Maturity (Calendar Year)
Note issued in 2017	$250,000	$250,000	4.0%	2020
Note issued in 2020	300,000	300,000	24.0%	2021
Note issued in 2021	400,000	400,000	24.0%	2021 - 2022
Notes issued in 2023	611,111	1,067,611	24.0%	2023
Notes issued in 2024	485,846	480,758	11.5%	2025
Notes issued in 2025	620,558	-	12.0%	2025 -2026
Funded loans payable	2,667,515	2,498,369	14.3%
Less: Unamortized debt-issuance costs and discounts	(8,852)	(11,380)
Total loans payable	$2,658,663	$2,486,989

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
On November 22, 2022, the Company issued to three otherwise unaffiliated investors $2,777,778 in promissory notes, 13,134 shares of common stock and 32,819 warrants for $2,500,000 in gross proceeds.
The Company entered into the Merger Agreement with Western and Merger Sub, on November 21, 2022, as amended. As a result of the Business Combination, Cycurion raised $3,333,335 of debt capital on November 21, 2022, from nine unaffiliated investors who were issued for convertibles notes, warrants and shares of common stock. The convertible notes had a maturity date of November 21, 2023, and an interest rate of 8%. They were also issued to convert to equity upon completion of the Business Combination between Cycurion and Western.
During the first quarter of 2025, the Company issued shares of preferred stock and warrants in exchange of the outstanding convertible promissory notes which had an aggregate principal amount of $3,333,335 and accrued interest of $299,259. As a part of this conversion, the Company issued 222,222 shares of Series D Convertible Preferred Stock and 242,424 Series D warrants to seven unaffiliated noteholders. As a result, the Company recorded gain on settlement of debt of $299,259, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within ‘Loss on debt settlement, net.
14. FACTORING LIABILITY
On July 12, 2022, the Company entered into agreement with a lender, whereby the lender would loan proceeds against certain accounts receivable up to 90% of the total value of the invoice, which is paid to the Company in the form of a cash advance. A factoring cost of 1.5% is applied for days 1-30 after the loan is funded, and an additional 0.5% fee charge is applied for each additional 10 days period thereafter. The maximum facility is $3.0 million.
Accordingly, pursuant to ASC 860-20-55-24, the Company recognized a factoring liability to the lenders until the accounts receivables are collected. As of September 30, 2025 the factoring liability was $1.7 million.
15. SERIES A CONVERTIBLE PREFERRED STOCK
As of December 31, 2024, the Company has authorized 16,667 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share. The Series A Convertible Preferred Stock had voting rights on an as-if-converted to common stock basis. The holders were entitled to a 12% dividend and convert at any time into shares of common stock at a ratio of 1 to 25.6938 shares of common stock, subject to adjustment.
As a part of the Business Combination with Western, the Company issued 106,816 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, in connection with the conversion and settlement of previously outstanding securities mentioned above. Refer to Note 16 for the characteristic of newly issued Series A Convertible Preferred stock.
16. EQUITY
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
Mezzanine Equity
As of September 30, 2025 and December 31, 2024, there are 0 and 5,796 shares of common stock subject to possible redemption, respectively.
Stockholders’ Equity
Series A Convertible Preferred Stock
The Company has authorized 110,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: The holders of our Cycurion’s Series A Convertible Preferred Stock have voting rights on an as-if-converted-to-common-stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series A Convertible Preferred Stock.
Dividend Rights: Holders of shares of our Series A Convertible Preferred Stock shall be entitled to receive dividends at the rate of twelve percent (12%) per annum of the per-share Stated Value ($1.45 per share). The dividends shall be paid payable quarterly in arrears in shares of common stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis. No other dividends shall be paid on shares of Preferred Stock.
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
As part of the Business Combination with Western during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 106,816 preferred shares, which were converted into common stock during the third quarter 2025.

As of both September 30, 2025 and December 31, 2024, there were 0 Series A Convertible Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
The Company has authorized 3,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of Cycurion’s Series B Convertible Preferred Stock shall not have any voting rights except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series B Convertible Preferred Stock.
Dividend Rights: Holders of our Series B Convertible Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.
Conversion Rights: Shares of our Series B Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series B Convertible Preferred Stock-for-one share of common stock, subject to adjustment.
Liquidation Preference: Holders of shares of our Series B Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if our assets are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series B Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.
Protective Provisions: As long as any shares of Series B Convertible Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series B Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series B Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for our Series B Convertible Preferred Stock, (b) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series B Convertible Preferred Stock, (c) increase the number of authorized shares of Series B Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
As part of the Business Combination with Western during the first quarter of 2025, the Company issued to unaffiliated investors a total of 3,000 preferred shares of series B Convertible Preferred Stock in exchange of existing 3,000 Series B Convertible Preferred Stock.
During the nine months ended September 30, 2025, a total of 2,999 Series B Convertible Preferred Stock were converted into 199,955 shares of common stock.
As of September 30, 2025 and December 31, 2024, there were 1 and 3,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.
Series C Convertible Preferred Stock
The Company has authorized 5,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: The holders of our Series C Convertible Preferred Stock have voting rights on an as-if-converted-to-Common-Stock basis, as required by law, and as expressly provided in its Certificate of Designation, as follows. As long as any shares of our Series C Convertible Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of our Series C Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to our Series C Convertible Preferred Stock or alter or amend its Certificate of Designation, (b) amend our Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of our Series C Convertible Preferred Stock, (c) increase the number of authorized shares of our Series C Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
Dividend Rights: We shall pay dividends on our Series C Convertible Preferred Stock at the rate of 12% per annum of the per-share Stated Value ($82.46 per share). The dividends are payable quarterly in arrears not in cash, but in shares of our common stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis. No other dividends are payable on shares of our Series C Convertible Preferred Stock.
Conversion Rights: The shares of our Series C Convertible Preferred Stock may be converted into shares of our common stock at a ratio of approximately 20 shares of common stock for every one share of our Series C Convertible Preferred Stock, or an aggregate of 99,077 shares of our common stock, assuming full conversion. In connection with conversions, each holder of our Series C Convertible Preferred Stock is subject to a “beneficial ownership limitation” of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to that conversion, which limitation may be increased by the holder to not more than 9.99% on 61 days’ advanced notice to us.
Liquidation Preference: Our Series C Convertible Preferred Stock has a liquidation preference in an amount equal to its per-share Stated Value ($82.46 per share), plus any accrued and unpaid dividends thereon, for each share of our Series C Convertible Preferred Stock before we can make any distribution or payment to the holders of our common stock. If our assets are insufficient to pay in full such liquidation preference, then our entire assets are to be distributed to the holders of our Series C Convertible Preferred Stock, ratably distributed among them in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.
Protective Provisions: As long as any shares of Series C Convertible Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series C Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series C Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for our Series C Convertible Preferred Stock, (b) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series C Convertible Preferred Stock, (c) increase the number of authorized shares of Series C Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
As part of the Business Combination with Western during the first quarter of 2025, the Company issued a total of 4,851 preferred shares of series C Convertible Preferred Stock in exchange of existing 1,356,586 shares of Cycurion common stock and 406,969 Warrants. No conversions occurred during the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, there were 4,851 shares of Series C Convertible Preferred Stock issued and outstanding.
Series D Convertible Preferred Stock
The Company has authorized 6,666,700 shares of Series D Convertible Preferred Stock, par value $0.0001 per share.
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
Conversion Rights: Shares of Cycurion’s Series D Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series D Convertible Preferred Stock-for-one share of common stock, subject to adjustment.
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
As part of the Business Combination with Western, during the first quarter of calendar year 2025, the Company issued to unaffiliated investors a total of 6,666,666 preferred shares of series D Convertible Preferred Stock.
During the three months ended March 31, 2025, a total of 6,516,666 Series D Convertible Preferred Stock were converted into 217,220 shares of common stock. No conversions occurred during the six months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, there were 150,000 and 0 shares of Series D Convertible Preferred Stock issued and outstanding, respectively.
Series E Convertible Preferred Stock
The Company has authorized 100 shares of Series E Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of Cycurion’s Series E Convertible Preferred Stock shall have voting rights on an as-if-converted-to-common stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series E Convertible Preferred Stock.
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
As part of the Management Services Agreement and a Release agreement in March 2025 with Ed Burns, the Company issued to the majority shareholder a total of 51 preferred shares of Series E Convertible Preferred Stock as consideration for the transaction. No issuances occurred during the three months ended September 30, 2025.
Series F Convertible Preferred Stock
The Company has authorized 10,000 shares of Series F Convertible Preferred Stock, par value $0.0001 per share.
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
Series G Convertible Preferred Stock
The Company has designated 10,000 shares of Series G Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of Series G Convertible Preferred Stock shall have voting rights on an as-if-converted-to-Common-Stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series G Convertible Preferred Stock.
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
Conversion Rights: Shares of our Series G Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series G Convertible Preferred Stock-for-1,000 shares of common stock, subject to adjustment.

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
Protective Provisions: As long as any shares of Series G Convertible Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series G Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series G Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for our Series G Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series G Convertible Preferred Stock, (c) increase the number of authorized shares of Series G Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
Common Stock
The Company has authorized 300,000,000 shares of common stock, par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.
•578,863 shares for conversion of Series A, B and D Convertible Preferred Stock
•258,464 shares for exercise of other warrant, Warrant A, B and D for $3,309,921
•25,000 shares valued at $9,000,000 for business acquisition costs
•10,894 shares valued at $1,193,634 for a settlement of debt of $2,925,803, as a result, the Company recorded loss on settlement of debt of $2,174,075, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within 'gain of debt settlement, net'
•330,869 shares valued at $5,916,777 for an employment agreement
•33,609 shares valued at $764,020 for consideration in the Management Services Agreement and a Release agreement with Ed Burns
•2,633 shares for a release of common stock subject to redemption
As of September 30, 2025 and December 31, 2024, there were 2,662,489 and 353,087 shares of common stock issued and outstanding, respectively. The 2,662,489 shares of common stock include 33,609 shares of common stock to be issued to SLG and under certain equity plans.

Warrants

Table 16.1: Details of Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding warrants, December 31, 2024	315,028	$20.64	3.0
Granted	869,992	164.96	4.7
Replacement of old warrants	(315,028)	20.64	2.9
Exercised	(234,831)	14.27	4.3
Outstanding warrants, March 31, 2025	635,161	220.67	4.7
Issued - Prefunded (equity line)	150,000	-	1.0
Exercised - Prefunded (equity line)	(83,333)	-	1.0
Exercised	(23,633)	15.00	5.0
Outstanding warrants, June 30, 2025	678,195	206.15	4.8
Exercised - Prefunded (equity line)	(66,667)	-	1.0
Outstanding warrants, September 30, 2025	611,528	228.62	4.8
Exercisable warrants, September 30, 2025	611,528	$228.62	4.8
The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company’s own common stock; therefore, they should be accounted for as permanent equity.
Public Warrants
As of September 30, 2025 and December 31, 2024, there were 383,333 public warrants (“Public Warrants”) outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the initial public offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.
The Public Warrants will expire on February 14, 2030, five years after the completion of the Business Combination with Cycurion or earlier upon redemption or liquidation.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part
•at a price of $0.30 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption;
•if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

•if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants.
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
Private Placement Warrants
As of September 30, 2025 and December 31, 2024, there were 12,533 private placement warrants (“Private Placement Warrants”) outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The Private Placement Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the IPO, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.
Series A Warrants
On November 17, 2017, the Company had issued 44,445 Series A Warrants at exercise price of $13.50 with an expiration date of November 22, 2025. As part of the Business Combination with Western, during the first quarter of 2025, the Company issued to unaffiliated investors a total of 22,696 Series A Warrants in exchange of existing 44,445 Series A Warrants having expiry on February 19, 2029 and exercise price of $9.59121
Series B Warrants
On August 1, 2023, the Company issued 133,333 Series B Warrants with an exercise price of $15.00 with an expiration date of August 1, 2028.
On April 12, 2024, the Company issued 66,667 Series B Warrants with an exercise price of $15.00 with an expiration date of April 12, 2029.
As part of the Business Combination with Western, during the first quarter of 2025, the Company issued to unaffiliated investors a total of 200,000 Series B Warrants in exchange of existing 200,000 Series B Warrants having and expiration date of February 19, 2030 and an exercise price of $15.00.

Series D Warrants
On March 22, 2022, the Company issued 6,564 Series D Warrants with a subordinated convertible promissory note at an exercise price of $42.30 and an expiration date of September 22, 2027.
On November 22, 2022, the Company had issued 32,819 warrants with subordinated convertible promissory note at an exercise price of $42.30 and an expiration date of April 21, 2028.
As part of the Business Combination with Western, during the first quarter of 2025, the Company issued to unaffiliated investors a total of 242,424 Series D Warrants in exchange of existing 39,382 Series D Warrants having an exercise price of $15.00 and an expiration date of February 19, 2029.
Other Warrants
On March 8, 2022, the Company issued 17,636 warrants to the originators of $700,000 of investor notes at exercise price of $0.92 with the expiry on March 8, 2026.
As part of the Business Combination with Western, during the first quarter of 2025, the Company issued to unaffiliated investors a total of 9,006 warrants in exchange of existing 17,636 warrants having an expiration date of February 19, 2029 and an exercise price of $9.59121
Common Stock Subject to Possible Redemption
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

Table 16.2: Details of Common Stock Subject to Possible Redemption
	Number of Shares	Amount
Common stock subject to possible redemption as of December 31, 2024	5,796	$1,917,309
Less:
Redemption	(3,163)	(1,001,216)
Release of common stock subject to redemption	(2,633)	(916,093)
Common stock subject to possible redemption as of September 30, 2025	-	$-
17. CONCENTRATIONS, RISKS AND UNCERTAINTIES
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
Concentration risks

Table 17.1: Revenue Concentration by Customer - Based on % of Revenue
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Customer	Amount	%	Amount	%	Amount	%	Amount	%
A	$1,131,581	29.5%	$1,183,445	26.6%	$3,382,634	29.2%	$2,488,622	18.2%
B	665,813	17.4%	694,743	15.6%	2,027,148	17.5%	2,372,942	17.3%
C	369,025	9.6%	614,556	13.8%	1,101,765	9.5%	2,206,993	16.1%
D	315,240	8.2%	538,251	12.1%	1,072,194	9.3%	1,707,290	12.5%

Table 17.2: Accounts Receivable Concentration by Customer - Based on % of Accounts Receivable, Net
	September 30, 2025
Customer	Amount	%
1	$768,954	25%
2	479,151	15%
3	373,236	12%
Prior to the Management Services Agreement and a Release agreement with Ed Burns of SLG on March 31, 2025, the company had combined all SLG customers as one customer for purposes of customer concentration disclosures due to the nature of the relationship. Once the acquisition was complete, the company has re-evaluated this disclosure to break out all SLG customers individually, therefore the amounts reported above are not comparable to the first quarter of 2025 amounts previously reported. As of December 31, 2024, no individual customer accounts receivable balances were 10% or greater than the total accounts receivable balance.
18. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the carrying value reported in the consolidated balance sheet for the Company’s notes payable approximated its fair value.
There were no assets or liabilities recorded at fair value on a recurring basis as of September 30, 2025. As of December 31, 2024, the Company had recorded liabilities at fair value on a recurring basis for subordinated convertible promissory notes and Series A Convertible Preferred Stock and equity warrants at fair value on a recurring basis. The subordinated convertible promissory notes carry an interest rate that is indicative of the Company’s overall borrowing cost and the length of time until maturity is not expected to significantly impact their value. The convertible preferred stock, which is akin to debt, has been discounted to its presented carrying value in accordance with the debt discounts and redemption premiums recognized.
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

Table 18: Fair Value Hierarchy - 2024
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Subordinated convertible promissory notes	$-	$-	$5,490,324	$5,490,324
Series A Convertible Preferred Stock	-	-	1,294,117	1,294,117
Total liabilities	$-	$-	$6,784,441	$6,784,441
Equity:
Warrants	$-	$-	$2,687,074	$2,687,074
Total equity	$-	$-	$2,687,074	$2,687,074
19. RELATED PARTY TRANSACTIONS
Promissory Note – Related Party
On September 20, 2024, the Company entered into a promissory note with Western Acquisition Ventures Sponsor, LLC (the "Sponsor") for $230,000, pursuant to which the Company can borrow up to an aggregate principal amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. As of September 30, 2025, the Company had borrowed the full $230,000 and nothing was available for withdrawal. The Company deemed the interest on the loan to be immaterial and as such did not record any interest relating to the note as of September 30, 2025.
Personal guarantees were entered by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the Main Street Bank Loan and Security Agreement.
Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $97,658 and $119,279, as of September 30, 2025 and December 31, 2024, respectively.
Loans payable

Table 19: Details of Loans Payable - Related Party
	September 30, 2025	December 31, 2024	Weighted Average Interest Rate	Maturity (Calendar Year)
Loans to two directors issued in 2023	$103,400	$130,900	24.0%	2023
Loan to a director issued in 2024	20,250	20,250	24.0%	2025
Funded loans payable - related party principal	123,650	151,150
Less: Unamortized debt-issuance costs and discounts	-	(3,062)
Loans payable - related party - current	$123,650	$148,088
During the nine months ended September 30, 2025 and 2024, the Company record amortization of debt discount of $3,062 and $0, respectively.

20. EARNINGS PER SHARE

Table 20.1: Details of Basic and Dilutive (Loss)/Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic net (loss)/income per share:
Numerator
Net (loss)/income including non-controlling interests	$(3,240,017)	$116,093	$(18,778,917)	$109,712
Less: Net loss attributable to non-controlling interest	(116,700)	-	(218,359)	-
Net (loss)/income attributable to common stockholders - basic	(3,123,317)	116,093	(18,560,558)	109,712
Denominator
Weighted average shares outstanding - basic	1,965,285	498,941	1,252,543	498,941
Basic net (loss)/income per share attributable to common stockholders	$(1.59)	$0.23	$(14.82)	$0.22
Diluted net (loss)/income per share:
Numerator
Net (loss)/income attributable to common stockholders - basic	$(3,123,317)	$116,093	$(18,560,558)	$109,712
Add back interest for subordinated convertible promissory note	2,500	2,500	40,833	7,500
Net (loss)/income attributable to common stockholders - diluted	$(3,120,817)	$118,593	$(18,519,725)	$117,212
Denominator
Weighted average shares outstanding - basic	1,965,285	498,941	1,252,543	498,941
Weighted-average effect of potentially dilutive securities:
Conversion of subordinated convertible promissory note	3,333	57,884	3,333	57,884
Conversion of Series A Convertible Preferred Stock	-	70,203	-	70,203
Conversion of Series B Convertible Preferred Stock	-	200,000	-	175,203
Exercise of investor and placement agent warrants	-	292,806	-	292,806
Weighted average shares outstanding - diluted	1,968,618	1,119,834	1,255,876	1,095,037
Dilutive net (loss)/income per share attributable to common stockholders	$(1.59)	$0.11	$(14.75)	$0.11

Table 20.2: Details of Potentially Dilutive Effect of Securities Excluded from Dilutive EPS due to Anti-Dilutive Effect
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Conversion of Series A Convertible Preferred Stock	151,126	-	114,388	70,203
Conversion of Series B Convertible Preferred Stock	45	-	56,601	162,637
Conversion of Series C Convertible Preferred Stock	1,202	-	1,202	-
Conversion of Series D Convertible Preferred Stock	5,000	-	15,264	-
Conversion of Series E Convertible Preferred Stock	2	-	1	-
Exercise of investor and placement agent warrants	613,255	-	491,652	315,028
21. COMMITMENTS AND CONTINGENCIES
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
Advisory Agreement with A.G.P.
A.G.P. was a financial advisor to both Western in connection with the Business Combination transaction. Upon the completion of the Business Combination, A.G.P.: (i) received a cash fee of $500,000 shares of common stock and warrants to purchase 16,667 shares of common stock at an exercise price of $150.00 per share. Pursuant to the advisory agreement (the “Advisory Agreement”), Western shall pay A.G.P. a total transaction fee equal to $2,500,000 (the “Transaction Fee”) upon the closing of the Business Combination. The Transaction Fee will be payable in the form of preferred shares of Cycurion that are convertible into 16,667 shares of common stock (such preferred shares or the common stock into which they convert, the “Transaction Fee Shares”), for a price per share of common stock equal to $5.00. A portion of the Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.
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
The parties amended the Advisory Agreement (the “Amended Advisory Agreement”), pursuant to which Western shall pay A.G.P. the Transaction Fee in the form of preferred shares of Cycurion that are convertible into 166,667 shares of common stock (such preferred shares or the common stock into which they convert, the “Amended Transaction Fee Shares”), for a price per share of common stock of $0.50. A portion of the Amended Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.
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
Upon the execution of the Advisory Agreement, the Business Combination Marketing Agreement, dated January 11, 2022, between Western and A.G.P. in which Western and Cycurion Sub caused the combined company to issue to A.G.P. 8,333 shares of common stock of the combined company in full satisfaction of the fees, was terminated, and such shares of common stock extinguished in their entirety.

Agreements with Seward & Kissel LLP
On November 27, 2024, we entered into a revised engagement letter (the “Revised Engagement Letter”) with Seward & Kissel LLP (“Seward & Kissel”), pursuant to which Western and Cycurion agreed to pay approximately $1.3 million of its outstanding legal fees and expenses (“Legal Fees”) in shares of common stock in connection with the Business Combination. Following the closing of the Business Combination on February 14, 2025 and in connection with the Revised Engagement Letter, we issued to Seward & Kissel 8,333 shares of common stock and a pre-funded warrant that is exercisable for approximately $1.3 million in shares of common stock (the “Seward & Kissel Pre-Funded Warrant”); provided that once the net proceeds from the sale of the shares equals the Legal Fees, the remaining shares of common stock, including such common stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to the Cycurion. We plan to enter into an exchange agreement with Seward & Kissel to exchange the Seward & Kissel Pre-Funded Warrant for a convertible promissory note that is convertible into such number of shares equal to the Legal Fees.
On February 14, 2025, Cycurion entered into pre-funded warrant with Seward & Kissel Pre-Funded Warrant that is exercisable for approximately $1.3 million in shares of Common Stock, or up to 83,333 shares of Common Stock; provided that once the net proceeds from the sale of the shares equals the $1.3 million in Legal, the remaining shares of Common Stock, including such Common Stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to Cycurion.
The Seward & Kissel Pre-Funded Warrant provides that the holder may not exercise any portion of the Seward & Kissel Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% upon 61 days’ prior notice. The exercise price for each share of Common Stock underlying the Seward & Kissel Pre-Funded Warrant is $0.0030. The Seward & Kissel Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Seward & Kissel Pre-Funded Warrant is exercised in full.
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
Agreement with Baker & Hostetler LLP
In 2023, Western agreed to pay approximately $788,030 of its obligations to its counsel, Baker Hostetler LLP, in shares of common stock following the Business Combination, which will be issued at a price per share equal to $10.00, or 2,627 shares.
Equity Line of Credit
Equity Purchase Agreement
On April 7, 2025 (the “Execution Date”), we entered into the Equity Purchase Agreement with Yield Point NYC LLC ("Yield Point"). Under the Equity Purchase Agreement, we have the right, but not the obligation, to direct Yield Point to purchase up to $60.0 million (the “Maximum Commitment Amount”) in shares of our common stock upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to Yield Point from time to time under the Equity Purchase Agreement. The term of the Equity Purchase Agreement began on the Execution Date and ends on the earlier of (i) the date on which Yield Point shall have purchased shares of common stock issued, or that we shall be entitled to issue, per any applicable Put Notice in accordance with the terms and conditions of the Equity Purchase Agreement (the “Put Stock”) equal to the Maximum Commitment Amount, (ii) the date that is twelve (12) months from the date the registration statement is declared effective, (iii) written notice of termination by us to Yield Point (which shall not occur at any time that Yield Point holds any of the shares of Put Stock), or (iv) written notice of termination by Yield Point to us pursuant to (the “Commitment Period”).

During the Commitment Period, we may direct Yield Point to purchase shares of Put Stock by delivering a notice (a “Put Notice”) to Yield Point. We shall, in our sole discretion, select the number of shares of Put Stock requested in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the Equity Purchase Agreement). The purchase price to be paid by Yield Point for the shares of Put Stock will be ninety percent (90%) of the lowest trade of the common stock on the Principal Market during the Valuation Period (as defined in the Equity Purchase Agreement).
In consideration for Yield Point's execution and delivery of, and performance under the Equity Purchase Agreement, on the Execution Date, we, in our discretion, either were to (i) pay to Yield Point in cash $1.8 million (“Commitment Cash”) or (ii) issue the Pre-Funded Warrant to Yield Point in a form acceptable to Yield Point in its sole discretion and having an exercise price per share of $0.0030, for Yield Point's purchase of shares of common stock (the “Commitment Stock”) having a value of $1.8 million based on closing price of the common stock on April 6, 2025. We chose to issue the Pre-Funded Warrant. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or our submission of a Put Notice to Yield Point and irrespective of any termination of the Equity Purchase Agreement.
In accordance with the Equity Purchase Agreement, a registration statement on Form S-1 (the “Initial Registration Statement”) covering only the resale of the shares of Put Stock and Commitment Stock was filed with the SEC on May 7, 2025.
Pre-Funded Warrant
The pre-funded warrant with Yield Point (the "Yield Point Pre-Funded Warrant") certifies that, for value received, Yield Point is entitled to be issued up to 150,000 shares of common stock as its commitment fee ("Commitment Fee") and has an initial exercise price of $0.003 per share. The Yield Point Pre-Funded Warrant was offered for the Commitment Fee in connection with the Equity Purchase Agreement for shares of common stock, and provides that the holder may not exercise any portion of the Yield Point Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99%, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice. The exercise price for each share of common stock underlying the Yield Point Pre-Funded Warrant is $0.003. The Yield Point Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Pre-Funded Warrant is exercised in full.
A holder of the Yield Point Pre-Funded Warrant may not exercise any portion of the warrants or Yield Point Pre-Funded Warrant, as applicable, to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of our outstanding common stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Yield Point Pre-Funded Warrant.
In lieu of making the cash payment otherwise contemplated to be made to us upon exercise of the Yield Point Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of our common stock determined according to a formula set forth in the Yield Point Pre-Funded Warrant.
During the three months and nine months ended September 30, 2025, 83,333 and 150,000 of these shares have been exercised, respectively. As of September 30, 2025, all Yield Point Pre-Funded Warrants have been exercised.
Registration Rights Agreement
On April 7, 2025 (the “RRA Execution Date”), in connection with the Equity Purchase Agreement, we entered into a registration rights agreement with Yield Point (the “Registration Rights Agreement”), pursuant to which we shall, by May 7, 2025, file with the SEC the Initial Registration Statement covering the maximum number of (i) shares of Commitment Stock, (ii) shares of Put Stock, which have been, or which may, from time to time be issued, including without limitation all of the shares of common stock which have been issued or will be issued to Yield Point under the Equity Purchase Agreement (without regard to any limitation or restriction on purchases), and (iii) any and all shares of capital stock issued or issuable with respect to the Put Stock, Commitment Stock, and the Equity Purchase Agreement as a result of any stock split, combination, stock dividend, recapitalization, exchange, or similar event, or otherwise, without regard to any limitation on purchases under the Equity Purchase Agreement (the “Registrable Securities”), as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations, and interpretations so as to permit the resale of the Registrable Securities by Yield Point, including, but not limited to, under Rule 415 at then-prevailing market prices (and not fixed prices). The Initial Registration Statement shall register only Registrable Securities. The Initial Registration Statement and any amendment thereto was declared effective by the SEC in May 2025.
Non-Redemption Agreement
On August 6, 2024, the Company, Western Acquisition Ventures Sponsor, LLC (the “Sponsor”) and RiverNorth SPAC Arbitrage Fund, LP (the “RiverNorth”) entered into a non-redemption agreement (the “Non-Redemption Agreement”) whereby the Sponsor plans to transfer to RiverNorth 167 shares each month over the next three months for agreeing not to redeem the 3,327 that it currently holds prior to the business combination.
On October 9, 2024, the Company, the Sponsor and RiverNorth entered into extended non-redemption agreement whereby the Sponsor plans to transfer to RiverNorth 167 shares each month over the next three months for agreeing not to redeem the 3,327 that it currently holds prior to the business combination.
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
Retention Packages
On June 16, 2025, the Board of Directors approved a retention package for L. Kevin Kelly, Chief Executive Officer, and Alvin McCoy III, Chief Financial Officer, and issued each officer 100,000 shares of Common Stock under the Company’s 2025 Equity Incentive Plan.
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
As of September 30, 2025 and December 31, 2024, the Company’s stockholders have redeemed a total of 380,701 and 377,537 shares of common stock resulting in $1.2 million and $1.2 million of excise tax liability, calculated as 1% of the value of the shares redeemed, respectively
22. SUBSEQUENT EVENTS
The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through November 14, 2025. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.
On October 1, 2025, the Company fully paid off the term bank loan held with Main Street Bank. As of September 30, 2025 the principal balance of this loan was $276,012.
On October 14, 2025, we received written notice from the staff of Nasdaq Listing Qualifications (the “Staff”) that it has determined to commence proceedings to delist our common stock from the Nasdaq Global Market. As previously announced in a Current Report filed with the U.S. Securities and Exchange Commission ("SEC"), on April 15, 2025, the Staff notified the Company on April 9, 2025 that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The notification letter stated that we would be afforded 180 calendar days, or until October 6, 2025, to regain compliance. The Company did not regain compliance with the Bid Price Rule by October 6, 2025, and the listed security was subject to delisting from The Nasdaq Global Market.
On October 20, 2025, the Company submitted its request to the Nasdaq Global Market to appeal the Staff’s determination to a Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, which stayed the suspension of the Company’s securities and the filing of a Form 25-NSE with the SEC that would remove the Company’s shares of common stock from listing and registration on The Nasdaq Stock Market. The Company’s hearing was scheduled for November 20, 2025.
On October 27, 2025, the Company announced a one-for-thirty reverse stock split of the Company’s shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”) that took effect with the commencement of business on October 27, 2025. The Company effected the Reverse Stock Split by filing the Second Amendment to the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company’s shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market, when the market opened on October 27, 2025, under the existing trading symbol “CYCU” and new CUSIP number 95758L305. As a result of the Reverse Stock Split, every thirty of the Company’s issued shares of common stock was combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The number of outstanding shares of common stock was reduced from approximately 86,533,435 shares to approximately 2,884,447 shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held a fraction of a share of common stock of the Company will receive a cash payment (without interest and subject to withholding taxes, as applicable) in lieu thereof at a price equal to that fraction of a share to which the stockholder would otherwise be entitled, multiplied by the closing price of the Company’s shares on The Nasdaq Global Market on the trading day immediately preceding the effective date of the Reverse Stock Split.

On November 11, 2025, the Company announced that it received a letter Nasdaq stating that Nasdaq has determined that the Company has regained compliance with Nasdaq’s Bid Price Rule requirement under Listing Rule 5450(a)(1). The Company is now in compliance with Nasdaq Global Market’s listing requirements. Additionally, Nasdaq confirmed that the previously scheduled hearing before the Nasdaq Hearings Panel on November 20, 2025 has been canceled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market without interruption.

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
Special Note Regarding Forward-Looking Statements
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
These risks include the risks that are identified in the “Risk Factors” section of this quarterly report and of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and also include, among others, risks associated with the following:
•the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us;
•the ability to maintain the listing of our securities on The Nasdaq Stock Market, and the potential liquidity and trading of our securities;
•the risk of disruption to our current plans and operations;
•the ability to recognize the anticipated benefits of our business and the recently closed de-SPAC transaction, which may be affected by, among other things, competition and the ability to grow, manage growth profitably, and retain key employees;
•costs related to our business;
•changes in applicable laws or regulations;
•our ability to meet our future capital requirements to fund our operations, which may involve debt and/or equity financing, and to obtain such debt and/or equity financing on favorable terms, and our sources and uses of cash;
•our ability to achieve and sustain profitability of our existing lines of business and through our wholly owned subsidiaries;
•our ability to raise sufficient capital to continue to acquire cybersecurity companies;
•our ability to attract and retain qualified cybersecurity talent;
•our ability to successfully execute acquisitions, integrate the acquired businesses, and create synergies as a global cybersecurity consolidator;
•our ability to efficiently acquire customers and maintain high client retention rates;
•our ability to attract and retain qualified key technology or management personnel and to expand our management team;
•our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to our business both in the United States and internationally;
•our ability to maintain existing license agreements;
•our estimates regarding expenses, future revenue, capital requirements, and need for additional financing;
•our ability to achieve and maintain profitability in the future;

•our financial performance; and
•other factors disclosed under the section entitled “Risk Factors” in this quarterly report on Form 10-Q.
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
We have two first-tier wholly-owned subsidiaries, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto Inc., a Delaware corporation formed in July 2025 ("Cycurion Crypto"), and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC (“Axxum”), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC (“Cloudburst”), a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021, in connection with our acquisition of assets from Sabres Security Ltd. (“Sabres”), a leading Israeli-based cyber security provider.
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
Master Service Agreement with SLG Innovation, Inc.
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
RCR Acquisition Agreement
RCR Technology Corporation (“RCR”) performs certain services for SLG in its role as an SLG subcontractor and, in that context, became a creditor of SLG. In connection with the transactions contemplated by the SLG Term Sheet, on April 25, 2023, Cycurion Sub and RCR also entered into a term sheet (the “RCR Term Sheet”) for a distinct, but related transaction. The RCR Term Sheet contemplates a transaction, pursuant to which RCR will sell to Cycurion all of the accounts receivable of SLG in favor of RCR (but for those accounts that are less than 90 days old as of the date of consummation of the contemplated transaction). The consummation of the transactions contemplated by the RCR Term Sheet is contingent upon the consummation of the transactions contemplated by the SLG Term Sheet. y intend to consummate the transactions contemplated by the RCR Term Sheet in the second half of our current fiscal year. The RCR Term Sheet provides that, if, when, and as the transactions contemplated thereby are consummated, RCR will be issued shares of our common stock.
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
Acquisition of Technology
On September 30, 2021, we acquired certain technology assets of Sabres, a leading Israeli-based cyber security provider. As part of the asset purchase agreement, we acquired Multi-Dimensional Protection("MDF"), Web Application Firewall ("WAF") and Bot Mitigation SaaS platforms, and their associated intellectual property.
Our Cycurion Security Platform’s (formerly Sabres’) line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a WAF and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces ("APIs"), and backend services from malicious bot traffic that fuels common automated attacks, such as DDoS campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform’s (formerly Sabres') proprietary, cloud-based AI algorithm. We do not have AI processing in the production version of the software. That version is in the testing and evaluation phase. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.
Our Cycurion Security Platform’s (formerly Sabres’) line of products provides solutions for substantially all web application security needs. These products provide solutions, whether a client is in need of a web application firewall to comply with regulations and ensure it has a first line of defense against the hazards that the internet can present or is in need of enterprise-level products that empower Security Operations Center ("SOC") teams and security management. Our Cycurion Security Platform’s constantly survey a client’s data to detect security issues in need of attention, send automatic updates, and provide the client with a complete database of rules and threats.
We have integrated the technology assets that we acquired from Sabres (which now constitutes our Cycurion Security Platform) into our Managed Security Services Practice. We believe that the platform will enhance our service offerings and assist with the expansion of our commercial business. Our dedicated support team will manage the Sabres platform, provide real time reporting, response to security incidents, and will manage all data privacy needs from a single SIEM SaaS platform dashboard.

Financial Overview
A number of factors have contributed to our third quarter of 2025 results of operations, the most significant of which are described below. More details on these changes are presented below within our “Results of Operations” section.
•The execution of the SLG Innovation Inc. transaction.
•The completion of the business combination with Western Acquisition Ventures Corp.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenues	$3,833,038	$4,450,447	$11,591,003	$13,694,614
Cost of revenues	3,562,559	3,732,431	10,406,824	11,605,722
Gross profit	270,479	718,016	1,184,179	2,088,892
Gross profit percentage	7.1%	16.1%	10.2%	15.3%
Operating expenses:
Selling, general and administrative expenses	2,719,600	299,233	5,244,323	963,000
Stock compensation expenses	2,082,000	—	3,094,443	10,000
Business combination expenses	—	—	11,240,114	—
Total operating expenses	4,801,600	299,233	19,578,880	973,000
Operating (loss)/income	(4,531,121)	418,783	(18,394,701)	1,115,892
Interest income	1,770	—	1,770	20,211
Interest expense	(712,374)	(319,666)	(1,506,657)	(1,033,496)
Gain on debt settlement, net	2,016,469	—	1,250,139	—
Other (expense)/income	(14,761)	16,976	(129,468)	7,105
Other expense/(income), net	1,291,104	(302,690)	(384,216)	(1,006,180)
(Loss)/income before income taxes	(3,240,017)	116,093	(18,778,917)	109,712
Provision for income tax	—	—	—	—
Net (loss)/income	(3,240,017)	116,093	(18,778,917)	109,712
Less: Net loss attributable to non-controlling interest	116,700	—	218,359	—
Net (loss)/income attributable to Cycurion	$(3,123,317)	$116,093	$(18,560,558)	$109,712
Revenue
Revenues for the three months ended September 30, 2025 decreased $0.6 million or 13.9% compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, revenues decreased by $2.1 million or 15.4% compared to same period in 2024.
We attribute this decrease in the revenues in 2025 compared to 2024 to delayed start dates of new federal, state and local contracts and the company’s focus on more profitable business.
Cost of Revenue
The cost of revenue for the three and nine months ended September 30, 2025, was approximately $3.6 million and $10.4 million, respectively, compared to $3.7 million and $11.6 million for the same periods in 2024, respectively. The cost of revenue is driven by the costs incurred while delivering services to our customers.

Selling, general and administrative (“SG&A”) expenses
Our selling, general and administrative (“SG&A”) expenses increased in 2025 compared to 2024 due to additional expenses being recognized in 2025 due to increased costs associated with being a publicly traded company and the addition key individuals for the company's growth strategy.
Stock compensation expenses
Stock compensation expenses increased in 2025 compared to 2024 as a result of new compensation agreements with executives.
Business combination expenses
Business combination expenses in 2025 are a result of the business combination with Western in Q1 2025.
Interest income
Interest income for both the three and nine months ended September 30, 2025 was $1,770, compared to $0 and $20,211 for the three and nine months ended September 30, 2024. The change in interest income is a result of the balance of the underlying interesting earning assets.
Interest expense
Interest expense for the three and nine months ended September 30, 2025 was $0.7 million and $1.5 million, respectively, compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2024. The change in interest expense is a result of a the underlying debt instruments. For further information refer to debt footnotes.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, borrowings under our debt financing arrangements and equity raises through our equity line. As of September 30, 2025, we had $3.7 million in cash and cash equivalents. We believe that our current cash position, access to the capital markets and cash flow generated from operations should be sufficient for our operating requirements through the next several fiscal years.
Cash Flow

Table MD&A 2: Net Changes in Cash and Cash Equivalents
	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(8,771,919)	$(1,165,585)
Net cash provided by/(used in) investing activities	1,601,523	(697,001)
Net cash provided by financing activities	10,781,680	1,330,421
Net increase/(decrease) in cash and cash equivalents	$3,611,284	$(532,165)
Net Cash Used In Operating Activities
For the nine months ended September 30, 2025, net cash used by operating activities was $8.8 million, compared to $1.2 million for the nine months ended September 30, 2024. The main driver of this increase is the additional merger expenses incurred in 2025.
Net Cash Provided By/(Used In) Investing Activities
For the nine months ended September 30, 2025, net cash provided in investing activities was approximately $1.6 million, compared to a $0.7 million use of cash for the nine months ended September 30, 2024. The cash inflow in 2025 was a result of the Trust Account for redemption and cash released from the Trust Account to the Company.

Net Cash Provided by Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $10.8 million. The net cash provided includes $5.9 million in proceeds from the equity line of credit, $3.7 million proceeds provided from the exercise of warrants, $2.4 million in proceeds from convertible notes payable, $0.5 million in proceeds provided from notes payable, partially offset by a cash outflow of $1.0 million cash used in redemption of common stock.
For the nine months ended September 30, 2024, net cash provided by financing activities was $1.3 million. The Company received $1.0 million from a private placement.
Going Concern
We have incurred operating losses since inception through the period ended September 30, 2025, having had negative cash flow from operations. As of September 30, 2025, we had an accumulated deficit of approximately $21.8 million, as compared to our accumulated deficit of approximately $3.2 million as of December 31, 2024. The increase of our accumulated deficit was a result of our net losses for the nine months ended September 30, 2025.
Furthermore, we expect continued, significant operating losses for the next few years. We also utilized cash in operations of approximately $8.8 million in the nine months ended September 30, 2025. As of September 30, 2025, we had unrestricted cash of approximately $3.7 million, an increase of $3.6 million from approximately $38,742 as of December 31, 2024. As of September 30, 2025, our total assets increased to approximately $32.3 million from approximately $25.6 million as of December 31, 2024, primarily due to increases in goodwill. Based on our current capital resources as of September 30, 2025, including our unrestricted cash and accounts receivable, net of $6.7 million, we expect to be able to continue our operations for a minimum of 12 months as of the date of this quarterly report. Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2024 Form 10-K, as filed with the SEC on April 17, 2025, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures.
Cycurion maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Cycurion’s management on a timely basis to allow decisions about required disclosure. Management, including Cycurion’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Cycurion’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025.
Cycurion carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Cycurion’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting.
There were no changes in Cycurion’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Cycurion’s internal control over financial reporting.

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
Changes in state or federal government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance. In recent quarters, the U.S. Federal Government has placed a significant focus on efficiency, including with respect to contracting with private companies. These efforts have and may continue to have effects on our business, including, but not limited to:
•Changes in priorities may result in procurement changes, delays or cancellations, as well as changes in scope, pricing, or outright cancellations of existing contracts.
•Changes in priorities may also affect the level of demand or funding for our state programs in the United States, which are typically mandated and fully or partially funded from the U.S. Federal Government.
•Changes to procurement rules may result in additional competition, scrutiny and costs of compliance.
•Changes in federal regulations, such as those related to the elimination of diversity, equity and inclusion initiatives, or return to office mandates may require us to change our existing business practices, may be disruptive to our business, may create a level of uncertainty within our workforce and may conflict with local laws and regulations.

•The U.S. Government may seek to lower barriers to entry to allow greater involvement by the private sector. While this may provide additional opportunities for us, it may also expose us to greater levels of competition.
If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Global Market or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our shares of common stock are listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to us, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
On October 14, 2025, we received written notice from the Nasdaq Staff that it has determined to commence proceedings to delist our common stock from the Nasdaq Global Market. As previously announced in a Current Report filed with the SEC, on April 15, 2025, the Staff notified the Company on April 9, 2025 that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (Bid Price Rule). The notification letter stated that we would be afforded 180 calendar days, or until October 6, 2025, to regain compliance. The Company did not regain compliance with the Bid Price Rule by October 6, 2025, and the listed security is now subject to delisting from The Nasdaq Global Market. Unless the Company requests an appeal of the Staff’s determination by October 21, 2025, trading of the Company’s common stock will be scheduled for delisting at the opening of business on October 23, 2025, and Nasdaq intends to file a Form 25-NSE with the SEC, removing the common stock from listing and registration on The Nasdaq Stock Market. On October 20, 2025, the Company requested a hearing to appeal the Staff’s determination to the Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The Company received written notice from Nasdaq that the hearing with the Panel is scheduled for November 20, 2025.
On October 27, 2025, we effected the one-for-thirty Reverse Stock Split at the commencement of business. The Company effected the Reverse Stock Split by filing the Second Amendment to the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on October 24, 2025. The Company’s shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market, when the market opened today, October 27, 2025, under the existing trading symbol “CYCU” and new CUSIP number 95758L305. As a result of the Reverse Stock Split, every thirty of the Company’s issued shares of common stock was combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The number of outstanding shares of common stock was reduced from approximately 86,533,435 shares to approximately 2,884,447 shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held a fraction of a share of common stock of the Company will receive a cash payment (without interest and subject to withholding taxes, as applicable) in lieu thereof at a price equal to that fraction of a share to which the stockholder would otherwise be entitled, multiplied by the closing price of the Company’s shares on The Nasdaq Global Market on the trading day immediately preceding the effective date of the Reverse Stock Split.
Despite the implementation of the Reverse Stock Split, and the regained compliance with the Bid Price Rule, there is a risk that our shares of common stock may trade below $1.00 in the future and we could be delisted from Nasdaq, which would adversely impact liquidity of our shares of common stock, potentially result in even lower bid prices for our shares of common stock, and make it more difficult for us to obtain financing through the sale of our shares of common stock.
The Reverse Stock Split may decrease the liquidity of the shares of our common stock.
We effected the Reverse Stock Split on October 27, 2025. As a result of the Reverse Stock Split, every thirty of the Company’s issued shares of common stock was combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that will be outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

The Reverse Stock Split may not increase the price of our shares of our common stock over the long-term and our common stock may be delisted.
The principal purpose of the Reverse Stock Split was to increase the trading price of our shares of common stock to meet the minimum stock price standards of the Nasdaq Bid Price Rule. However, the effect of a reverse stock split on the market price of our shares of common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will accomplish this objective for any meaningful period of time, or at all. While the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Reverse Stock Split will result in any permanent or sustained increase in the market price of our shares of common stock sufficient to regain compliance with the conditions required by the Panel. The market price of our shares of common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success.
Following the Reverse Stock Split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.
Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)There were no unregistered sales of equity securities for the nine months ended September 30, 2025.
a.On February 14, 2025, we entered into a pre-funded warrant (“Seward & Kissel Pre-Funded Warrant”) with Seward & Kissel LLP (“Seward & Kissel”) for up to 83,333 shares of common stock issuable to Seward & Kissel upon excise of the Seward & Kissel Pre-Funded Warrant. We chose to issue the Seward & Kissel Pre-Funded Warrant in consideration for Seward & Kissel’s outstanding legal fees and expenses of approximately $1.3 million.
b.On April 7, 2025, we entered into a pre-funded warrant (“Yield Point Pre-Funded Warrant”) with Yield Point NY LLC (the “Yield Point”) for up to 150,000 shares of common stock issuable to Yield Point upon exercise of the Yield Point Pre-Funded Warrant. We chose to issue the Yield Point Pre-Funded Warrant in consideration for the Investor’s execution and delivery of the Equity Purchase Agreement, dated April 7, 2025, between us and Yield Point in lieu of paying the Investor $1,800,000 in cash.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.

(c)During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit No.		Description of Exhibit
31.1	♦	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	♦	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	¥	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	♦	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	♦	Inline XBRL Taxonomy Extension Schema

101.CAL	♦	Inline XBRL Taxonomy Extension Calculation

101.DEF	♦	Inline XBRL Taxonomy Extension Definition

101.LAB	♦	Inline XBRL Taxonomy Extension Label

101.PRE	♦	Inline XBRL Taxonomy Extension Presentation

104		Cover Page Inline Interactive Data File - the cover page interactive data files does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document included as Exhibit 101

	♦	Filed herewith.
	¥	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cycurion Inc.

By:	/s/ L. Kevin Kelly	November 14, 2025
L. Kevin Kelly
Chief Executive Officer
(Principal Executive Officer)

	/s/ Alvin McCoy III	November 14, 2025
By:	Alvin McCoy III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)