Form 10-K
period 2025-12-31
Cycurion, Inc.
filed 2026-03-31
CIK 1868419

UNITED STATES
SECURITIES AND COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025 was approximately $10.1 million based upon the last reported sale price of the registrant's common stock on The Nasdaq Stock Market LLC as of the close of business on that day.
As of March 24, 2026, there were 5,509,988 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed by the registrant in connection with its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.

Special Note Regarding Forward-Looking Statements
In this report, the words "Cycurion," "Company," "we," "our," and "us" refer to Cycurion, Inc., its subsidiaries and its fully consolidated variable interest entity otherwise stated or unless the context otherwise requires.
Some statements made in this Annual Report on Form 10-K, and in particular in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to the Company's future financial results, business prospects, and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "potential," "may," "should," "will," and similar phrases. The absence of these words does not necessarily mean that a statement is not forward-looking.
This Annual Report includes forward-looking statements addressing the Company's:
•future revenue, gross profit, operating margins, and overall financial performance;
•ability to convert contracted backlog into recognized revenue;
•plans and strategies for business growth, new contract awards, and market expansion;
•competitive position in the cybersecurity and information technology ("IT") services markets;
•development, adoption, and performance of our software platforms and service offerings;
•pursuit and execution of acquisitions, partnerships, and other strategic transactions;
•liquidity, capital resources, and ability to service existing obligations;
•compliance with the continued listing requirements of the Nasdaq Global Market;
•financial consolidation of entities in which the Company holds a controlling interest; and
•anticipated trends, growth rates, general market conditions and the regulatory environment in which we operate.
Management's expectations for the Company's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements, including uncertainties regarding:
•changes in demand for cybersecurity and government technology services;
•the loss or non-renewal of significant client contracts, or reductions in contract scope or funding;
•the attraction and retention of qualified employees and key personnel;
•the impact of government budget processes, spending constraints, or executive policy actions on contract activity;
•our ability to compete effectively for new contracts against larger, better-resourced competitors;
•risks inherent in completed or proposed acquisitions and strategic partnerships;
•our ability to maintain adequate liquidity and access capital on acceptable terms;
•legal proceedings, regulatory matters, or government audits affecting our business;
•our ability to prevent serious errors or defects across, and to otherwise maintain the uninterrupted operation of, our network;
•cybersecurity threats or data security incidents affecting our operations or those of our clients; and
•general economic, geopolitical, and market conditions beyond our control.
The foregoing factors are not exhaustive. Additional risks and uncertainties are described in the "Risk Factors" section of this Annual Report on Form 10-K. In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statement expressed in this report. Furthermore, the Company undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise required by applicable law.

PART I
Item 1. Business
General
Cycurion, Inc. (collectively with its subsidiaries, the "Company," "Cycurion," "we," "us" or "our") is a publicly traded, cybersecurity and artificial intelligence ("AI")-powered IT solutions provider headquartered in McLean, Virginia. We were originally incorporated as KAE Holdings, Inc. under the laws of the State of Delaware in October 2017, with the purpose of acquiring and holding operating entities in the cybersecurity industry. On July 14, 2020, we changed our corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.
On February 14, 2025, Cycurion completed the business combination and transactions (the "Business Combination") as set forth in an Agreement and Plan of Merger, dated November 21, 2022, as amended on April 26, 2024, December 31, 2024 and February 13, 2025 (the "Merger Agreement"), by and among Western Acquisition Ventures Corp. ("Western"), Western Acquisition Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Western ("Merger Sub"), and Cycurion Sub, Inc., a Delaware corporation formerly known as Cycurion, Inc. ("Cycurion Sub"). As contemplated by the Merger Agreement, Merger Sub merged with and into Cycurion Sub with Cycurion Sub as surviving the merger as a wholly-owned subsidiary of Western. In addition, in connection with the consummation of the Business Combination, Western was renamed "Cycurion, Inc."
Following the closing of the Business Combination, our shares of common stock and warrants commenced trading on The Nasdaq Stock Market LLC ("Nasdaq") under the ticker symbols "CYCU" and "CYCUW," respectively.
We have two first-tier wholly-owned subsidiaries, Cycurion Sub (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto Inc., a Delaware corporation formed in July 2025, and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC ("Axxum"), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC ("Cloudburst"), a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021, in connection with our acquisition of assets from Sabres Security Ltd. ("Sabres"), a leading Israeli-based cybersecurity provider.
In addition, we also integrated SLG Innovation, Inc. ("SLG"), which provides data modernization and technology services to state and local government agencies, expanding our footprint in public-sector IT modernization.
Our Business
We provide innovative custom solutions for our clients by adapting our knowledge base and government-level experience to create dynamic solutions to best serve our client's IT and cybersecurity needs. We assess, secure and advise your organization by leveraging our government proven, cutting edge techniques, custom tools and extensively knowledgeable personnel to revolutionize the client’s cybersecurity posture.
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
We deliver high-quality, cybersecurity solutions to federal government civilian, defense and judicial agencies in addition to commercial clients across a variety of industries. We, through our operating subsidiaries and strategic partnerships, have numerous prime and subcontracts with key government agencies. Our growth engine is driven by organic business solutions and strategic acquisitions of cybersecurity services and technology providers. We leverage our highly skilled workforce to access, secure and advise our clients to improve their cybersecurity posture. Our ability to identify and implement customized solutions is core to driving continued growth.

Our Services
Consulting and Advisory Services
Our consulting services perform a detailed review of our customers' IT security to identify and address vulnerabilities. Using advanced tools and research techniques, we enhance our customers' cybersecurity program to meet regulatory compliance, data confidentiality and privacy standards, and train our customers' personnel accordingly.
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
Managed IT Services
Our managed IT services can optimize an organization's IT infrastructure, reduce costs and improve operational efficiency, and it offers comprehensive IT management and support for organizations of all sizes.
Managed IT services is a services model in which a managed service provider ("MSP") remotely manages the day-to-day IT offerings for a client under a service level agreement ("SLA"). This includes remote monitoring and management of servers, disaster recovery, infrastructure as a service ("IaaS"), platform as a service ("PaaS"), and software as a service ("SaaS"). In short, managed IT services provides businesses with IT support and maintenance on an ongoing basis.
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
Managed Security Services
We are a professional and trusted provider of managed security services. We have designed comprehensive security management solution to help organizations protect their digital assets against various cyber threats. Our managed security services include 24/7 monitoring, threat detection, incident response and remediation. Our Security Operations Center ("SOC") as a service offers organizations with a team of security professionals dedicated to monitoring and managing their security infrastructure.
Managed security services ("MSS") are a crucial component of a robust security program. Managed security service providers ("MSSPs") specialize in protecting businesses from cyber threats and deliver a range of security services including, but not limited to, intrusion detection, vulnerability assessments and network security services.
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
MSS plays a critical role in safeguarding businesses from cyber threats in today's digital landscape, making them an essential partner for organizations across industries. MSSPs work with clients ranging from small businesses to large enterprises and are often partnered with internet service providers to provide comprehensive security solutions.

Managed security services can also help organizations meet compliance requirements and reduce the risk of data breaches, which can be costly in terms of lost data, damaged reputation, and regulatory penalties. Additionally, MSSPs can provide SaaS solutions, allowing businesses to access security tools and services on-demand without having to invest in expensive hardware and software.
Our MSS include: (i) managed detection and response; (ii) external attack surface management; (iii) threat hunting and threat intelligence; (iv) end point detection and response; (v) firewall management; (vi) threat and vulnerability management; (vii) vulnerability and penetration testing; (viii) 24/7/365 security monitoring; and (ix) digital forensic and incident response.
Industries We Serve
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
We understand the key drivers of the healthcare market, and continually create focused, innovative and repeatable solutions. We provide technology services to improve service delivery with a focus on system integration, process reengineering, cloud/web/mobile development, solutions for coordinated community care and case management applications. We have extensive experience providing management consulting from strategic planning, IT assessment, project management, application rationalization, enterprise architecture, organizational change management and training.
Enterprise Business
Enterprise level organizations face a litany of challenges when curating and implementing a successful IT environment. Challenges generally evolve from multiple points, such as finding experienced and deeply knowledgeable IT staff that is prepared for all security eventualities, to creating a comprehensive, functional, and compliant interface tends to create a high cost, knowledge deficient, and overwhelmed staff that often lacks in providing a positive return on investment, and at times a cost-prohibitive scenario.

As digitization of operations becomes a necessity in the current environment, we plan to help our customers hire the right personnel and implement proper protocols in a time- and cost-efficient manner. We will take the responsibility from initial analysis to full spectrum implementation of our services, duly optimizing our customers’ organization and digital environment for the future.
We offer an evolutionary solution for this knowledge gap by providing deeply knowledgeable experts and highly trained analysts directly to our customers' organization as a service. Our contract analysts provide more than just their individual expertise to solve specific challenges, but also will leverage Cycurion's entire repository of collective knowledge, techniques and methodologies to our customers' organization, at a cost below that of hiring an IT department, while providing highly efficient, multi-disciplined and deeply knowledgeable expert solutions to our customers.
Higher Education
We offer cybersecurity services and solutions for universities and higher education and protect our customers' systems, information and students from cyber threats and attacks. Our end-to-end managed cybersecurity solutions include: (i) IT and cybersecurity audit, consulting and advisory services; (ii) SOC network services; (iii) virtual chief information security officers; and (iv) cyber awareness and threat intelligence training services. We have over 150 years of experience on our management team and have served over 275,000 students.
Cycurion ARx Platform
The Cycurion ARx platform is a turnkey web application protection and managed security solution that combines the essential cybersecurity layers in a comprehensive, customizable platform. This platform offers: (i) Geo Gate Protection; (ii) DoS Protection (defined below); (iii) WAF (defined below) and API (defined below) Protection; (iv) Endpoint Protection; and (v) Bot Hunter Protection.
•Geo Gate Protection. This reverse proxy server makes geographic restrictions easy, thus reducing unwanted traffic.
•DoS Protection. This denial-of-service ("DoS") protection mitigates the threat from malicious actors attempting to flood the entry point of an application.
•WAF and API Protection. Web Application Firewall ("WAF") protection inspects requests in real-time and filters out harmful traffic, while application programming interfaces ("API") protection is a defense mechanism involving a two-step process of authenticating the data sender and inspecting the data to ensure no malicious data injections have occurred.
•Endpoint Protection. This countermeasure ensures that devices follow compliance and security policies, preventing intrusion from particular vectors.
•Bot Hunter Protection. Our proprietary algorithm provides detection and protection against non-human activity. This can prevent low-level threats like unwanted scraping, and high-level threats like attempted system breaches.
Competitors
The IT and cybersecurity solutions market is fragmented, competitive and always evolving. We compete with a range of established and emerging cybersecurity software and services vendors, as well as organizations that choose to build their own solutions in-house. With new technologies and market entrants, we expect the competitive environment to remain intense going forward.
Our competitors include:
•vulnerability management and assessment vendors;
•diversified security software and services vendors;
•endpoint security vendors with vulnerability assessment capabilities;
•public cloud vendors and other companies that offer solutions for cloud security; and
•providers of point solutions that compete with some of the features present in our solutions.
The key competitive factors in our markets include:
•ability to prepare for, detect and mitigate cybersecurity threats;
•ability to respond to customer needs quickly;
•ability for products to facilitate customer needs;
•total cost and ease-of-use of our products;
•brand awareness and reputation; and

•ability to attract and retain employees.
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
Customers
We have customers in a variety of industries, including enterprise businesses, small and medium businesses, government agencies, healthcare and higher education. During the years ended December 31, 2025 and 2024, purchases from our four largest end-customers accounted for approximately 64.5% and 63.8% of our total revenue, respectively.
Backlog
We define backlog as contractually committed orders to be invoiced under our existing agreements that are not included in deferred revenue on our consolidated balance sheets. We expect the amount of backlog to change from period to period due to the timing of billings for our solutions and professional services. As of December 31, 2025 and 2024, we had committed backlog of approximately $80.0 million and $16.0 million, respectively.
Government Regulation
Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or may affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business.
In the ordinary course of our business, we process personal information. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020, or, collectively, the CCPA, the Colorado Privacy Act, Virginia's Consumer Data Protection Act, the Connecticut Privacy Act, the Utah Consumer Privacy Act and similar U.S. state comprehensive privacy laws, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of the United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act of 2018, or UK GDPR, and the ePrivacy Directive.
Human Capital
As of December 31, 2025, we have 74 employees, of which 66 were full-time employees. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. Our senior leadership team has extensive experience with business process management, and while we have grown through a number of acquisitions, we have retained an experienced and cohesive leadership team.
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

2025 Developments
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
From April 1 to May 30, 2025, otherwise unaffiliated persons converted 2,999.3 shares of the Company's Series B Preferred Stock into 200,000 shares of the Company’s common stock and 5,000 shares of the Company’s Series D Preferred Stock into 5,000 shares of the Company's common stock.
On July 2, 2025,the Company issued a press release announcing that the Company had partnered with AgileBlue, an AI-powered security operations platform provider.
On July 10, 2025,the Company issued a press release announcing its diamond level partnership with the National Association of County and City Officials ("NACCHO").
On July 23, 2025,the Company issued a press release announcing its attendance at the NACCHO Annual Conference as a Diamond Affiliate Partner, showcasing its Cyber Shield solution.
On August 7, 2025,the Company issued a press release announcing that it had entered into a memorandum of understanding with iQSTEL Inc. ("iQSTEL") for a stock-for-stock exchange. On September 2, 2025,the Company entered into a stock-for-stock exchange agreement (the "Stock-for-Stock Exchange Agreement") with iQSTEL. Under the terms of the agreement, Cycurion and iQSTEL will issue $1,000,000 worth of its common stock to the other company, with the number of shares being calculated by dividing $1,000,000 by the applicable per-share price of the issuing company's common stock. On September 26, 2025,the Company entered into an amendment to the Stock-for-Stock Exchange Agreement with iQSTEL to, among other things, (i) allow each party, at its sole discretion, to satisfy the $500,000 dividend obligation to its shareholders by distributing either (a) up to 50% of the shares received from the other party (i.e., up to 75,529 shares of iQSTEL common stock for Cycurion, based on 151,058 shares issued to Cycurion, and up to 1,933,488 shares of Cycurion Common Stock for iQSTEL, based on 3,866,976 shares issued to iQSTEL), or (b) an equivalent value of its own authorized common stock, calculated using the valuation methodology set forth in the Stock-for-Stock Exchange Agreement; and (ii) extend the timeline for the issuance and delivery of shares from 30 business days to 60 business days following the effective date of the Stock-for-Stock Exchange Agreement (September 2, 2025) and establish a firm deadline of December 15, 2025 to complete all necessary regulatory filings (e.g., SEC filings, FINRA submissions, and Nasdaq notifications) to facilitate the dividend distribution by December 31, 2025. On November 25, 2025, the Company and iQSTEL announced that each company plans to distribute $500,000 worth of its own shares as a one-time, pro-rata dividend to its own respective shareholders and security holders, while preserving the full $1,000,000 in cross-ownership shares. On December 5, 2025, the Company announced that it plans to distribute a special dividend valued at $500,000 in the form of its shares of Common Stock shares to all of its shareholders of record as of December 15, 2025 on a pro-rata basis. The dividend is payable on or about December 30, 2025. On December 11, 2025, the Company announced an updated dividend distribution ratio of 0.0180 per share of Common Stock to its shareholders and security holders.
On August 20, 2025,the Company issued a press release providing additional information regarding its then current $69 million backlog.
On August 28, 2025,the Company's board of directors amended and restated the Amended and Restated Bylaws, effective immediately, to conform them to the provisions in the Second Amended and Restated Certificate of Incorporation and certain provisions of the Delaware General Corporation Law with respect to the election of directors.
On September 10, 2025,the Company issued a press release announcing an additional $4.6 million in new contracts to be earned over the next year, building on the previously announced $69 million in contracts for a then current total of $73.6 million in AI-powered growth across multiple sectors.The Company announced several key initiatives beginning in September 2025 driving the expanded growth including delivering AI-powered IT and cybersecurity assessment services for a major county government.

On September 25, 2025,the Company's board of directors waived the Series A Convertible Preferred Stock lock-up restrictions. The holders of the Company's Series A Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) were previously subject to a one-year lock-up of their securities that commenced on the closing of the Business Combination with Western on February 14, 2025, subject to release from the lock-up after six months from the closing if, thereafter, the daily trading value of shares of the Company's common stock is greater than $150,000 for 30 consecutive trading days and the 30-day VWAP for shares of the Company's common stock is greater than $5.00. As the Company's common stock does not meet the conditions set forth above to release the holders of the Series A Convertible Preferred Stock from the lock-up restrictions after six months from the closing of the Business Combination,the Company's board of directors deemed it in the best interests to waive such lock-up restrictions as the Series A Convertible Preferred Stock accrues approximately $120,000 per year in stock or cash payments. If the holders of the Series A Convertible Preferred Stock convert such preferred stock into common stock,the Company could save approximately $120,000 in costs on its income statement, which is part of its strategic recapitalization to strengthen its balance sheet and support growth initiatives.
On October 29, 2025,the Company announced its selection as an approved vendor under the Florida State Term Contract for Information Technology Staff Augmentation Services.
On October 30, 2025,the Company announced a comprehensive three-part webinar series with NACCHO designed to empower healthcare organizations with critical threat intelligence and defensive strategies.
On November 5, 2025, the Company announced that the Company's wholly-consolidated VIE, SLG Innovation, Inc., had been awarded a $1.1 million contract to modernize legacy data systems for one of America’s largest county-level public guardian offices.
On November 10, 2025, the Company announced that it had been awarded a contract by a telecommunication company to deliver network deployment services supporting a critical modernization initiative for one of the federal government’s agencies.
On November 14, 2025, the Company's board of directors amended and restated the Company’s Insider Trading Policy (the "Amended and Restated Insider Trading Policy"), effective immediately, to clarify language around the Company’s trading windows and blackout periods.
Recent Developments
On January 22, 2026, the Company announced that it had entered into a Memorandum of Understanding to acquire the video-solutions division of Kustom Entertainment, Inc., a pioneer in mobile video surveillance technologies, including body-worn cameras, in-car video systems, and digital evidence management solutions for law enforcement, public safety, and commercial sectors.
On February 3, 2026, the Company announced that Litchfield Hills Research had initiated coverage on Cycurion.
On February 11, 2026, the Company announced a strategic business reorganization that will streamline operations, enhance organizational agility, and position the Company for long-term growth.
On March 19, 2026, the Company held a special meeting of stockholders (the "Special Meeting") to vote on the proposals identified in the proxy statement filed with the U.S. Securities and Exchange Commission (the "SEC") and mailed to stockholders on February 2, 2026. As of the record date on January 21, 2026, there were a total of 5,148,411 shares of Voting Stock (as defined below) issued and outstanding, consisting of 4,188,187 shares of common stock, par value $0.0001 per share (the "common stock"), and 960,224 shares of preferred stock, par value $0.0001 per share, having voting rights on as as-if-converted-to- common stock basis (the "Preferred Voting Stock", and together with the common stock, the "Voting Stock"), each of which is entitled to one vote. A total of 2,611,518 shares of the Company's Voting Stock were represented at the Special Meeting either in person or by proxy. At the Special Meeting, the Company's stockholders voted on the following matters and approved the proposal to approve, pursuant to Nasdaq Listing Rule 5635(d), the issuance of up to an aggregate of 3,314,920 shares of common stock upon the exercise of certain common stock purchase warrants issued in connection with our private placement that closed on December 5, 2025, that may be equal to or exceed 20% of our outstanding shares of common stock immediately prior to such offering.
On March 17, 2026, the Company issued a press release in response to an unauthorized press release.
On March 25, 2026, the Company announced two new contract awards which are expected to generate approximately $1.35 million in combined revenue in 2026, including $1.165 million in new annual recurring revenue. The awards include a multi-year engagement with a large healthcare government agency and an expanded relationship with the National Association of County and City Health Officials.

Corporate Information
Our principal executive office is located at 1640 Boro Place, Suite 420C, McLean, Virginia 22102. Our telephone number is (703) 854-1652 and our website address is www.cycurion.com. Axxum's website address is www.axxumtech.com. Cloudburst's website address is www.cloudburstsecurity.com. The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material to our business, but they are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may adversely affect our business, financial condition, results of operations and prospects. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected, in which case the trading price of our common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business and Operations
We derive a substantial portion of our revenue from a limited number of contracts and clients, and the loss of any significant contract or client relationship could materially reduce our revenue and profitability.
A significant portion of our revenue is concentrated among a small number of contracts and clients, primarily state and local government agencies including higher education institutions, law enforcement agencies, and municipal transportation authorities. If any significant client were to terminate, reduce the scope of, or fail to renew their contracts with us, or if we were unable to replace expiring contracts with new engagements of comparable scope and value, our revenue could decline significantly. The conclusion of certain key government contracts contributed to a decline in revenue during fiscal year 2025. Our reliance on a concentrated client base means that adverse developments affecting even a single major client—such as a change in that client's leadership, budget priorities, procurement policies, or political environment—could have a disproportionate impact on our financial results.
Our contracts with state and local government agencies are subject to funding risks, including dependence on federal funding that flows through those agencies, which creates uncertainty in our revenue.
While the majority of our contracts are with state and local government entities, many of these clients fund their IT and cybersecurity programs in whole or in part with grants, appropriations, or pass-through funding from the federal government. Federal funding for state and local cybersecurity and IT modernization programs is subject to annual congressional appropriations, continuing resolutions, government shutdowns, executive orders, and shifting policy priorities. Reductions or delays in federal funding—whether resulting from budget cuts, sequestration, the activities of cost-reduction initiatives such as the Department of Government Efficiency ("DOGE"), or changes in the political environment—can cause our state and local government clients to delay procurements, reduce contract scope, or cancel projects entirely. We have experienced, and may continue to experience, delays in contract awards and revenue recognition attributable to disruptions in federal funding flows.
Additionally, state and local governments face their own budgetary pressures, including rising pension obligations, infrastructure costs, and competing spending priorities. Many operate under balanced-budget requirements and may lack the flexibility to sustain IT and cybersecurity spending during periods of fiscal stress. Budget compromises that may be needed for future fiscal years may continue to be extraordinarily difficult given the complicated grassroots political environment, a closely divided Congress, an increasing federal deficit and debt load, and a challenged economy.
Recent and ongoing federal and state government cost-reduction initiatives may reduce demand for our services and disrupt our contracting pipeline.
The current federal administration has undertaken significant cost-reduction initiatives, including through DOGE, that have resulted in broad-based cuts to federal contracts, grants, and agency budgets. These initiatives have directly impacted federal cybersecurity and IT spending, including the termination of contracts at the Cybersecurity and Infrastructure Security Agency ("CISA"), reductions in Federal Risk and Authorization Management Program ("FedRAMP") staffing, and disruptions to interagency cybersecurity coordination. Although our contracts are primarily with state and local governments rather than directly with federal agencies, these federal cost-reduction efforts have had, and may continue to have, cascading effects on our business because many of our state and local clients rely on federal pass-through funding. Federal grant programs that historically supported state and local cybersecurity investments have been reduced or placed under review, creating uncertainty for our clients and slowing their procurement timelines.

Additionally, approximately half of U.S. states have created or proposed their own state-level efficiency initiatives modeled on the federal DOGE program. These state-level cost-reduction efforts could directly impact our existing contracts and our ability to win new engagements at the state and local level. We have experienced, and expect we may continue to experience, delays in our contracting backlog attributable to these budget disruptions, and we can provide no assurance that these delayed contracts will ultimately convert to revenue. There is also the risk that government clients at any level may choose to perform cybersecurity and IT services in-house rather than contracting with outside providers like us, which would further reduce demand for our services.
The competitive landscape for cybersecurity and IT services is intense, and if we do not continue to innovate we may not remain competitive and our revenue and operating results could suffer.
The market for cybersecurity and IT services provided to government clients is highly competitive and fragmented. We compete with large, well-established defense and IT contractors, each of which has significantly greater financial, technical, and marketing resources, broader name recognition, and larger installed bases of government contracts and clearances. We also compete with specialized cybersecurity firms, cloud service providers, managed security service providers, and smaller niche contractors. Many of our competitors can offer broader service portfolios, more favorable pricing, and greater capacity to absorb the costs of competitive bidding and contract protests.
The cybersecurity landscape is constantly changing with increasing scale, frequency, and organization of attacks, requiring constant improvement and timely innovation. We face the risk that our service offerings may not adequately target our clients’ most-needed solutions, may not be cost-effective, or may not be easy to adopt and use. If our competitors introduce new technologies or services that make our product and service offerings less attractive, or if we are unable to anticipate and respond to changes in the threat landscape and client requirements in a timely manner, our competitive position, revenue, and operating results could be materially adversely affected.
The government contracting process is lengthy, complex, and subject to protest and delay, which makes our revenue difficult to predict.
The process for obtaining new government contracts and task orders is frequently protracted, involving competitive solicitations, multi-step evaluations, and best-value determinations. Contract award decisions may be delayed by funding uncertainties, changes in agency leadership or priorities, or procurement policy changes. Protests by unsuccessful bidders can delay the start of work by months or result in re-competition of the contract entirely. We may spend considerable cost and management time preparing bids and proposals for contracts that we do not win.
Government contracts are also frequently structured as indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule ("GSA") contracts, or blanket purchase agreements, under which the government is not obligated to order any minimum amount of services. We believe our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts is important to our ability to sell our services, but these vehicles require us to compete for each individual task order rather than having a predictable stream of activity. As a result, our contracted backlog may not be a reliable indicator of future revenue. We also experience seasonality in our revenue, as government procurement cycles tend to accelerate near the end of fiscal years, which can cause quarter-to-quarter fluctuations.
Our government contracts are subject to audit, investigation, modification, and termination by the government, which could result in adverse findings, reduced revenue, or other penalties.
Government contracts are subject to oversight, including audits by government auditors and investigators. Government agencies have the unilateral right to modify, curtail, or terminate our contracts, either for convenience or for cause. If a contract is terminated for convenience, we generally can recover only costs incurred and a reasonable profit on work already performed, but may not recover anticipated profits on unperformed work. If a contract is terminated for cause, we may be required to pay the government for the cost of re-procuring the services, and a termination for cause could harm our reputation and ability to win future contracts.
As a government contractor, we are subject to various laws and regulations governing the formation, administration, and performance of government contracts, including the Federal Acquisition Regulation and its state and local equivalents. Violations of these requirements, including the False Claims Act, could result in civil or criminal penalties, treble damages, contract suspension or debarment, or other remedies that would materially harm our business and reputation. The Department of Justice's Civil Cyber-Fraud Initiative has increased the risk that government contractors may face False Claims Act liability related to cybersecurity compliance, which is particularly relevant given that cybersecurity compliance is itself a core component of our service offerings.

Our business strategy may impose limitations in our ability to accurately forecast future revenue and operating results.
Our operating results are dependent on a variety of factors, including purchasing patterns of our clients, competitive pricing, debt servicing, and general economic trends. Our revenue and operating results may fluctuate if our sales targets are not met, new service offerings receive poor client response, or client acquisition costs increase due to competition. In addition, our acquisition strategy may impose additional risks to the predictability of our operating results, as revenue streams may be volatile due to the uncertainty in identifying attractive acquisition candidates and our ability to consummate new acquisitions.
Risks Related to Cybersecurity and Technology
A cybersecurity breach or incident affecting our systems, our clients' systems, or our AI-enhanced ARx platform could damage our reputation, expose us to liability, and undermine the market confidence that is fundamental to our business.
As a cybersecurity provider, our reputation depends on the market’s confidence in the security and reliability of our services and technology. A successful cyberattack against our own systems, the systems we manage for clients, or our AI-enhanced ARx cybersecurity platform could compromise sensitive government data, disrupt client operations, expose us to regulatory penalties and litigation, and cause lasting reputational harm. Because we are in the business of protecting our clients against cyber threats, a security failure affecting our own operations would be particularly damaging to our credibility and competitive position.
Cyberattacks are becoming more frequent, more sophisticated, and more difficult to detect. Threat actors—including nation-state actors, organized criminal groups, and insiders—continue to develop new methods of attack, and there can be no assurance that our defensive measures will be sufficient to prevent all breaches. Additionally, our products may contain undetected errors or defects, may falsely detect vulnerabilities or threats that do not actually exist, or may fail to detect vulnerabilities in our customers’ infrastructure, including due to the constantly evolving techniques used by attackers to access or sabotage data. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. We cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, or that insurance will continue to be available on economically reasonable terms.
The cybersecurity regulatory environment is rapidly evolving, and our failure to comply with new and changing requirements could result in penalties, loss of contracts, and competitive disadvantage.
Our business is subject to a complex and rapidly changing set of cybersecurity regulations and standards at the federal, state, and local levels. Federal requirements include compliance with NIST (defined below) SP 800-171 for protecting Controlled Unclassified Information, the Cybersecurity Maturity Model Certification ("CMMC") program, FedRAMP authorization requirements for cloud-based solutions, and various agency-specific security requirements. State and local governments are also increasingly adopting their own cybersecurity compliance mandates and vendor security assessment programs.
Both as a cybersecurity provider and as a government contractor, we bear a dual compliance burden: we must maintain our own compliance and must also deliver solutions that enable our clients to achieve and maintain theirs. Changes to regulatory requirements require us to invest in updating our internal systems, processes, and solution offerings. These costs can be substantial and may not be fully recoverable under existing contracts. The SEC's cybersecurity disclosure rules, adopted in 2023, require us to disclose material cybersecurity incidents within four business days, and as a cybersecurity company, any such disclosure would be particularly damaging to our market position.
Our AI-enhanced ARx platform and other technology solutions are at an early stage of market adoption, and there is no assurance that these products will achieve broad commercial acceptance.
We are investing in the development and deployment of our AI-enhanced ARx cybersecurity platform and our Cyber Shield Managed Security Services Platform ("MSSP"). These platforms represent a strategic shift toward higher-margin, technology-driven recurring revenue, but they are at an early stage of market adoption. There is no guarantee that government or commercial clients will adopt these platforms at the scale or pace we anticipate, that the platforms will perform as expected in production environments, or that competitors will not introduce superior alternatives. The development and enhancement of these technology platforms require substantial ongoing investment, and if they fail to achieve meaningful market traction, we may not recover our development costs.
The integration of artificial intelligence into our products and services introduces new categories of risk, including adversarial manipulation of AI models, AI-generated false positives or negatives in threat detection, and the evolving federal and state regulatory landscape governing AI in government operations. Regulatory requirements for AI transparency, bias testing, and explainability are still developing, and future regulations could constrain our product development or require costly modifications to our AI-driven solutions.

We depend on unaffiliated third-party software in order to provide our solutions and professional services and support our operations.
Significant portions of our services and operations rely on software that is licensed from third-party vendors. The fees associated with these license agreements could increase in future periods, resulting in increased operating expenses. If there are significant changes to the terms and conditions of our license agreements, or if we are unable to renew these license agreements, we may be required to make changes to our vendors or information technology systems that could impact the solutions and services we provide to our clients or the processes we have in place to support our operations.
Risks Related to Our Financial Condition and Capital Structure
Our recurring losses, net working capital deficit, and accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
We have had a net working capital deficit and an accumulated deficit resulting from net income incurred during certain periods and from substantial losses during prior periods. In addition, we have had net cash outflows from operating activities, all of which raise substantial doubt about our ability to continue as a going concern. Although we were nominally profitable during certain recent fiscal years, there is no assurance that we will not continue to generate operating losses and consume significant cash resources for the foreseeable future.
Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we seek additional financing to fund our business and potential acquisition activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements; accordingly, it is likely that stockholders will lose all or a part of their investment.
Our level of indebtedness and debt service obligations could adversely affect our financial condition and make it more difficult to fund our operations.
We have significant indebtedness and other liabilities outstanding. This level of indebtedness means that we will need to use a substantial portion of available cash flow to pay interest and principal on existing debt, reducing the amount of money available to finance our operations and other business activities. Our debt level increases our vulnerability to general economic downturns and adverse industry conditions, could limit our flexibility in planning for or reacting to changes in our business, could place us at a competitive disadvantage compared to our competitors that have less debt, and our failure to comply with financial and other restrictive covenants in our debt instruments could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects. Despite the existing level of indebtedness, we and our subsidiaries may incur additional indebtedness, which could further exacerbate these risks.
We will require substantial additional funding in the future, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce, or cease our operations.
Our operations have consumed substantial amounts of cash since our inception. Our business will require substantial additional capital for implementation of our long-term business plan and development of cybersecurity technology. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to the credit and financial markets. We may seek to fund our operations through the sale of additional equity securities, debt financing, and/or strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, it will be obtained on favorable terms.
If we raise additional funds by selling shares of our common stock or other equity-linked securities, the ownership interest of our current stockholders will be diluted. We may issue additional shares of Cycurion common stock or other equity securities without stockholder approval in connection with future acquisitions, repayment of outstanding indebtedness, or under the 2025 Equity Incentive Plan. The issuance of additional shares could decrease your proportionate ownership interest, subordinate the rights of holders of common stock if preferred stock is issued with senior rights, or adversely affect the market price of our shares. If we raise additional funds through debt financing, we may have to grant a security interest on our assets, and servicing the interest and principal repayment obligations could divert funds that would otherwise be available to support development of new programs and marketing. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or eliminate certain service offerings or future marketing efforts, or reduce or discontinue our operations.

Our allocation of capital to cryptocurrency investments involves speculative risk and may not align with the expectations of our shareholders or clients.
Through our subsidiary, Cycurion Crypto, we have allocated capital from our equity line of credit to acquire Bitcoin and Ethereum as long-term holdings. Cryptocurrency markets are extremely volatile and subject to regulatory uncertainty, technological risks, and market manipulation. The value of our cryptocurrency holdings could decline substantially, and such declines would adversely affect our financial condition and results of operations. Our decision to allocate capital to cryptocurrency rather than to our core cybersecurity operations or working capital needs may be viewed unfavorably by investors, analysts, and government clients. There is no assurance that our cryptocurrency strategy will enhance shareholder value.
Risks Related to Our Growth Strategy and Acquisitions
Our growth strategy depends in part on acquisitions, which involve integration risks, potential liabilities, and the diversion of management's attention, and if we fail to retain existing clients and attract new clients through acquisitions, we may not achieve profitability.
We have completed the acquisition of certain complementary businesses, and we intend to consider additional potential strategic transactions that expand, complement, or otherwise relate to our business. Any business acquisition creates risks such as the need to integrate and manage the acquired business, additional demands on our resources and controls, disruption of our ongoing business, and diversion of management’s attention. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. We may only be able to conduct limited due diligence on an acquired company’s operations or may discover that products or technology acquired were not as capable as we initially assessed. Following an acquisition, we may be subject to unforeseen liabilities arising from the acquired company’s past or present operations that may exceed negotiated warranty and indemnity limitations.
Through acquisition of other service providers, we will also inherit an increasingly larger client base, which creates cross-selling and up-selling opportunities but also requires high-quality service and exemplary client management to retain and grow that base. If our marketing and integration efforts do not materialize, we may lose existing clients or fail to obtain new clients. Integration challenges are particularly acute for a company of our size, as we have limited management bandwidth and financial resources to absorb the complexity of multiple simultaneous integration efforts. Any impairment of goodwill or other intangible assets acquired in an acquisition may materially reduce our earnings.
Our strategic partnerships and international expansion expose us to a range of business risks and uncertainties.
We have entered, and intend to continue to enter, into strategic partnerships with third parties to support our future growth plans, including our partnership with LSV-TECH International Consortium to launch our MSSP Cyber Shield platform in Latin America and our collaboration with NACCHO for public health cybersecurity. Strategic partnerships require significant coordination, and we have invested and will continue to invest significant time, money, and resources to establish and maintain these relationships. There is no assurance that any particular relationship will continue, result in new offerings that we can effectively commercialize, or generate meaningful revenue. International expansion exposes us to risks including unfamiliar regulatory environments, foreign exchange fluctuations, geopolitical instability, and the challenges of establishing brand recognition in new geographies.
Risks Related to Our Human Capital
We rely on personnel with extensive information security expertise, including security-cleared professionals, and the loss of, or our inability to attract and retain, qualified personnel could harm our business.
Our future performance depends upon our ability to attract and retain qualified cybersecurity personnel and the continued contribution of our senior management and other qualified personnel. The information technology consulting and cybersecurity industries have highly competitive labor markets, and there is a well-documented nationwide shortage of qualified cybersecurity professionals. This shortage is particularly acute for personnel who hold government security clearances, as the clearance process is lengthy, expensive, and outside of our control, which constrains our ability to staff contracts and scale our operations rapidly in response to new contract awards.
We compete for talent with larger, better-capitalized firms that can offer higher compensation, more extensive benefits, and broader career advancement opportunities. In order to attract and retain the employees we need, we may need to increase compensation levels, which could adversely affect our operating margins. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. We do not maintain key-person life insurance on any of our executive officers.

Risks Related to Our Securities and Nasdaq Listing
There can be no assurance that our securities will continue to be listed on Nasdaq in the future.
Our common stock is listed on The Nasdaq Global Market and our warrants are listed on The Nasdaq Capital Market. We have received, and may continue to receive, deficiency notices from Nasdaq related to our failure to timely file periodic reports with the SEC and to meet minimum bid price, market value of listed securities, and market value of publicly held shares requirements. Although we are working to regain compliance with all applicable Nasdaq listing rules, there is no guarantee that we will be able to do so within the required time periods or at all.
If our common stock were to be delisted from Nasdaq and become quoted on the over-the-counter market, and if the trading price were below $5.00 per share at the time of delisting, trading in our common stock would be subject to certain rules promulgated under the Exchange Act that require additional disclosure by broker-dealers in connection with trades involving “penny stocks” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. These additional requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our common stock. Delisting could also impair our reputation with government clients and partners, who may view our continued listing status as an indicator of financial stability and corporate governance quality, and could trigger defaults or other adverse consequences under our financing agreements.
If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Global Market or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to it, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
On October 14, 2025, we received written notice from the Nasdaq Staff that it had determined to commence proceedings to delist our common stock from the Nasdaq Global Market. As previously announced in a Current Report filed with the SEC, on April 15, 2025, the Staff notified us on April 9, 2025 that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) ("Bid Price Rule"). The notification letter stated that we would be afforded 180 calendar days, or until October 6, 2025, to regain compliance. We did not regain compliance with the Bid Price Rule by October 6, 2025, and the listed security is now subject to delisting from The Nasdaq Global Market. Unless we request an appeal of the Staff's determination by October 21, 2025, trading of our common stock will be scheduled for delisting at the opening of business on October 23, 2025, and Nasdaq intends to file a Form 25-NSE with the SEC, removing the common stock from listing and registration on The Nasdaq Stock Market. On October 20, 2025, the we requested a hearing to appeal the Staff's determination to the Nasdaq Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing request will stay the suspension of our securities and the filing of the Form 25-NSE pending the Panel's decision. We received written notice from Nasdaq that the hearing with the Panel was scheduled for November 20, 2025.
On October 27, 2025, we effected the one-for-thirty Reverse Stock Split (as defined below) at the commencement of business. We effected the Reverse Stock Split by filing the Second Amendment to the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on October 24, 2025. Our shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market, when the market opened on October 27, 2025, under the existing trading symbol "CYCU" and new CUSIP number 95758L305. As a result of the Reverse Stock Split, every thirty of our issued shares of common stock were combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The number of outstanding shares of common stock was reduced from approximately 86,533,435 shares to approximately 2,884,447 shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held a fraction of a share of common stock of yours will receive a cash payment (without interest and subject to withholding taxes, as applicable) in lieu thereof at a price equal to that fraction of a share to which the stockholder would otherwise be entitled, multiplied by the closing price of our shares on The Nasdaq Global Market on the trading day immediately preceding the effective date of the Reverse Stock Split.

On November 11, 2025, we received a letter from Nasdaq stating that Nasdaq has determined that we regained compliance with Nasdaq’s minimum bid price requirement under Listing Rule 5450(a)(1) and that we are now in compliance with The Nasdaq Global Market’s listing requirements. Nasdaq also determined that the previously scheduled hearing with the Panel on November 20, 2025 has been canceled and that our securities will continue to be listed and traded on The Nasdaq Stock Market without interruption.
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
A "short squeeze" due to a sudden increase in demand for shares of our common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, and may lead to, extreme price volatility in the price of our common stock.
Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a "short squeeze." With the recent substantial increase in volume of our shares being traded and trading price, the proportion of our common stock that may be traded in the future by short sellers may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, may be currently leading to, and could again lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our financial performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment. Under the circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.
Our common stock price may be volatile and as a result you could lose all or part of your investment.
Since our common stock began trading on Nasdaq following our de-SPAC transaction with Western, our stock price has experienced substantial volatility and significant decline. Our stock price may continue to fluctuate significantly in response to a variety of factors, many of which are beyond our control, including: the inability to maintain the listing of our securities on Nasdaq; the inability to recognize the anticipated benefits of the de-SPAC transaction; decline in demand for, or the sale of a substantial number of, our shares of common stock; risks relating to the uncertainty of our projected financial information and downward revisions in analysts' estimates; technological innovations by competitors; changes in applicable laws or regulations; general economic trends; and broad market and industry factors unrelated or disproportionate to our operating performance. The thin trading volume in our shares may exacerbate price volatility and limit investors' ability to buy or sell shares at desired prices.
Volatility in the price of our common stock may subject us to securities litigation, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. We may in the future be the target of similar litigation or activism. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources regardless of the outcome. Additionally, such securities litigation and stockholder activism could adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel.

Potential future sales pursuant to registration rights and under Rule 144 may depress the market price for our shares of common stock.
We have granted a number of our stockholders registration rights with respect to their shares of common stock. Such future sales by our existing stockholders pursuant to any registration statement, as well as sales by stockholders eligible to sell under Rule 144 under the Securities Act, may have a depressive effect on the market price of our shares. A significant number of our currently outstanding shares held by existing stockholders, including officers, directors, and principal stockholders, are currently or will become eligible for resale, and the possible sale of these shares could further depress the price of our shares in the applicable trading marketplace.
Future offerings of debt or preferred equity securities could adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive distributions of our available assets prior to the holders of our common stock. Any preferred stock we may issue could have a preference on liquidating distributions or distribution payments that could limit our ability to make distributions to common stockholders. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict the amount, timing or nature of our future offerings, and our stockholders bear the risk that future offerings may reduce the market price of our common stock.
You may experience immediate and substantial dilution as a result of an offering by us and any future offering and may experience additional dilution in the future.
In the future, your percentage ownership in our company may be diluted because of equity issuances for warrant exercises, conversion of promissory notes, acquisitions, strategic investments, capital market transactions, or otherwise, including equity compensation awards that we grant to our directors, officers and employees. The issuance and resale of additional shares of common stock or other securities in any future registration statement may cause substantial dilution of your ownership interest in our securities.
The future issuance of any such additional shares of common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded at such time.
Risks Related to Legal, Regulatory, and Compliance Matters
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us, and the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company" or "smaller reporting company," our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company or smaller reporting company, we intend to take advantage of an exemption from these auditor attestation requirements.
The rules governing management’s assessment of internal control over financial reporting are complex and require significant expenses, documentation, testing, and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, the trading price of our common stock may decline, and our ability to obtain additional financing, especially on favorable terms, could be adversely affected. Any identified material weakness in our internal controls could affect our ability to provide reliable financial statements and our business decision-making process, and could result in investigations or sanctions by regulatory authorities.
As a provider of cybersecurity services to government clients, we are subject to heightened data protection obligations, and any compliance failure could result in significant penalties and loss of client trust.
We handle sensitive government data in the course of providing cybersecurity and IT services to our government clients. We are subject to numerous federal, state, and local laws and regulations governing the collection, use, storage, transmission, and protection of such data. Many federal, state, and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data, and any association of us with such breaches may cause our customers to lose confidence in the effectiveness of our security solutions. Our failure to comply with these requirements could result in regulatory penalties, contract termination, litigation, and severe reputational damage.

The Financial Industry Regulatory Authority, Inc. ("FINRA") has adopted sales practice requirements that may also limit a stockholder's ability to buy and sell our common stock.
FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares of common stock.
Changes in government contracting regulations, procurement preferences, or small business set-aside policies could reduce our contract opportunities.
The government contracting environment is subject to frequent legislative and regulatory changes. Changes to Federal Acqusition Regulation provisions, state procurement codes, small business set-aside programs, and best-value evaluation criteria could alter the competitive dynamics of our markets in ways that are difficult to predict. The current administration’s initiative to overhaul the Federal Acquisition Regulation (described as "FAR 2.0") represents the first major restructuring of federal procurement rules in approximately forty years and could introduce new requirements or change evaluation standards that affect our competitiveness. At the state and local level, procurement reforms, vendor consolidation initiatives, and changes to cooperative purchasing arrangements could similarly affect our contract pipeline.
Accusations of intellectual property infringement by third parties, regardless of accuracy, could result in significant costs and harm our business.
We cannot ensure that our professional services and solutions, or the third-party solutions that we offer to our clients, do not infringe on the intellectual property rights of third parties. Infringement claims, even if without merit, can be time-consuming and costly to defend, injure our reputation, and divert management’s attention and resources away from our business. If we are required to enter into royalty or licensing agreements on less-than-favorable terms or to modify our offerings, our ability to compete effectively could be impaired.
Our insurance policies may not adequately protect us from all business risks, leaving us exposed to significant uninsured liabilities.
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
Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices. These provisions include no cumulative voting in the election of directors, the right of our board of directors (the "Board") to fill vacancies, and a prohibition on stockholder action by written consent.
Our charter also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders (subject to limited exceptions), and that the federal district courts of the United States will be the sole forum for Securities Act claims. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable, which may discourage certain lawsuits and increase the costs of litigating claims.

Risks Related to Operating as a Public Company
Our historical management team has limited experience managing a public company, and we may incur significantly increased costs as a result of operating as a public company.
Our historical management team members have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations, which could divert attention from the day-to-day management of our business.
We incur significant costs related to legal, accounting, listing, hiring of external consultants and advisors, and other expenses of being a public company. We are subject to the reporting requirements of the Exchange Act and must comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, and SEC and Nasdaq rules, including the establishment and maintenance of effective disclosure and financial controls. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs. Additionally, operating as a public company makes it more expensive to obtain director and officer liability insurance, which could also make it more difficult to attract and retain qualified people to serve on our Board or as executive officers.
We qualify as an "emerging growth company" and a "smaller reporting company," and if we take advantage of certain exemptions from disclosure requirements, it could make our securities less attractive to investors.
We qualify as an "emerging growth company" as defined in the Securities Act, as modified by the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements, including the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, say-on-pay voting requirements, and reduced executive compensation disclosure obligations. Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow many of the same exemptions. We have elected not to opt out of the extended transition period for complying with new or revised accounting standards. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market and more volatile stock price.
Risks Related to Taxation
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We may be subject to taxes by the U.S. and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including allocation of expenses to and among different jurisdictions, changes in the valuation of our deferred tax assets and liabilities, the expected timing and amount of the release of any tax valuation allowances, tax effects of stock-based compensation, costs related to intercompany restructurings, changes in tax laws, treaties, regulations, or interpretations thereof, and lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates. In addition, we may be subject to audits of our income, sales and other taxes by taxing authorities, and outcomes from these audits could have an adverse effect on our operating results and financial condition.
Changes in tax laws or regulations that are applied adversely to us or our customers may materially adversely affect our business, prospects, financial condition and operating results.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us or our customers. For example, the One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025, significantly changed the U.S. tax landscape by implementing revisions to key business tax provisions, including the reinstatement of bonus depreciation deductions, the restoration of earnings before interest, tax, depreciation and amortization ("EBITDA")-based business interest expense limitations, expanded rules related to deductibility of executive compensation, and changes relating to the computation of certain taxes in respect of non-U.S. activities. The long-term effects of OBBBA on our results of operations and cash flows remain uncertain and could be significant. Additionally, the Organization for Economic Cooperation and Development has announced the "Pillar Two" accord to set a minimum global corporate tax rate, which is being or may be implemented in many jurisdictions. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase our tax obligations. To the extent that any changes in tax laws have a negative impact on us, our suppliers, or our customers, these changes may materially and adversely affect our business.

Our ability to use certain tax attributes may be or become subject to limitation.
Generally, U.S. federal net operating losses may be carried forward indefinitely and may offset up to 80% of taxable income in each year. However, our ability to use federal NOL carryforwards and certain other tax attributes to offset future taxable income may be limited. Our ability to use these tax attributes depends on many factors, including future taxable income, the timing of which is uncertain. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state tax law.
General Risk Factors
Macroeconomic conditions, including inflation, rising interest rates, and economic uncertainty, could adversely affect our business, our clients’ budgets, and our cost structure.
Our business and operating results are sensitive to general macroeconomic conditions. Periods of economic slowdown, recession, or heightened uncertainty may cause government customers to reduce, delay, or reprioritize spending on IT and cybersecurity services, which could result in the reduced demand for our solutions, longer sales cycles, or delays in contract awards and renewals. In addition, inflation has increased, and may continue to increase, our operating costs, particularly labor costs, which represent the largest component of our cost of revenue. Our ability to offset such increases through price adjustments may be limited under existing contracts or competitive market conditions. Rising interest rates may also increase our borrowing costs, reduce access to capital, or place additional pressure on our liquidity. These macroeconomic factors, individually or collectively, could materially adversely affect our revenue, margins, cash flows, and overall financial performance.
If securities or industry analysts do not publish research or reports about us, or publish negative reports, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research reports and opinions published by securities or industry analysts. We do not have any control over whether analysts initiate, maintain, or discontinue coverage of our Company, nor over the content of any reports they publish. If analysts do not publish research about us, the market price and trading volume of our common stock could decline. In addition, if our financial or operating performance fails to meet analysts' expectations or published estimates, our stock price could experience increased volatility or a sustained decline, and our visibility in the public markets could be reduced.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cycurion has established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats. Cycurion has designed and implemented cybersecurity policies and procedures intended to protect its information systems and sensitive information assets. These policies encompass information systems that are owned, operated, maintained, or controlled by Cycurion, as well as external systems and service providers that interact with Company systems.
Cycurion’s cybersecurity program includes safeguards designed to protect sensitive information, including Controlled Unclassified Information ("CUI"), where applicable.
Our cybersecurity program is a collaborative effort requiring the participation of management, employees, contractors, vendors, and other relevant third parties. Personnel with access to Company systems are responsible for complying with Cycurion's information security policies and for reporting suspected security incidents or vulnerabilities.
Cycurion maintains a cybersecurity program designed to align with recognized industry standards and cybersecurity frameworks, including the National Institute of Standards and Technology ("NIST") cybersecurity guidance and of the CMMC framework established by the U.S. Department of Defense for the protection of CUI. Cycurion's cybersecurity policies, procedures, and operational safeguards incorporate security control objectives consistent with NIST and CMMC practices designed to protect sensitive information processed, stored, or transmitted within Company systems.

As part of its cybersecurity risk management processes, Cycurion performs periodic cybersecurity risk assessments designed to identify potential threats, vulnerabilities, and risks affecting the confidentiality, integrity, and availability of Company systems and data. Identified risks are evaluated and prioritized based on potential operational and financial impact and are addressed through remediation plans, technical safeguards, or operational controls.
Cycurion maintains a vulnerability management program designed to help identify and remediate security weaknesses within its systems and infrastructure. The Company conducts periodic vulnerability scans and security assessments and remediation activities are prioritized based on the severity of the issue and the potential impact to operations of information security.
Cycurion also employs continuous monitoring capabilities intended to detect and evaluate potential cybersecurity threats in a timely manner. These monitoring activities may include log monitoring, endpoint detection tools, vulnerability scanning, and the analysis of security events by designated security personnel.
To help protect endpoint devices, Cycurion uses endpoint protection technologies designed to detect, prevent, and respond to malicious activity. These tools provide monitoring and alerting capabilities that assist security personnel in identifying and responding to potential cybersecurity incidents.
Cycurion has implemented a formal Change Control Board ("CCB") process to review and approve system changes that could affect the security of Company systems. Proposed changes are evaluated by designated personnel prior to implementation to assess potential cybersecurity risks and to help ensure that appropriate safeguards remain in place.
The Company also maintains a cybersecurity awareness and training program designed to educate employees and contractors about cybersecurity risks and their responsibilities in protecting Company systems and information. Training topics may include phishing awareness, password security, data protection practices, and incident reporting procedures. In addition, Cycurion may conduct periodic simulated phishing exercises to reinforce awareness and promote secure behavior.
Cycurion considers cybersecurity risks associated with third-party vendors, service providers, and contractors as part of its broader cybersecurity risk management efforts. The Company may assess the security posture of key third parties through contractual requirements, security questionnaires, and other risk management measures designed to reduce potential exposure.
Company systems and services are hosted in secure cloud environments. To protect these environments, Cycurion employs security controls such as identity and access management, network security protections, encryption technologies, and monitoring capabilities designed to safeguard cloud-based infrastructure and applications.
Incident Response
Cycurion has implemented an IT Security Incident Response Policy designed to support the preparation for, detection of, and response to cybersecurity incidents.
The incident response process generally includes four phases: (i) preparation; (ii) detection and analysis; (iii) containment, eradication, and recovery; (iv) post-incident review.
Our Chief Information Officer ("CIO") and Information System Security Officer ("ISSO") are responsible for developing, implementing, coordinating, and maintaining Cycurion's cybersecurity policies and procedures, including incident response activities.
The CIO and ISSO also serve as leaders of Cycurion's Incident Response Team ("IRT"). These individuals are responsible for overseeing the response to cybersecurity incidents, coordinating remediation efforts, and ensuring that security monitoring and logging capabilities are enabled across applicable systems.
Incident response procedures include processes for identifying, classifying, and responding to potential cybersecurity incidents. Security personnel may investigate suspected incidents, collect, and preserve relevant evidence, and coordinate remediation actions designed to restore normal system operations.
Cycurion periodically reviews and updates its incident response procedures and may conduct internal exercises or simulations designed to evaluate incident response readiness.
Employees and system users are responsible for reporting suspected cybersecurity incidents such as malware infections, phishing attempts, unauthorized access attempts, or other suspicious activities to designated security personnel.

If a cybersecurity incident occurs, management evaluates the nature, scope, and potential impact of the incident to determine whether the incident could materially affect Cycurion's business, operations, or financial condition. This evaluation may involve consultation with internal security personnel, senior management, and legal advisors.
Governance
Management considers cybersecurity risk as part of Cycurion's overall risk management and oversight processes. Cycurion's management team, including the CIO and ISSO, is responsible for the day-to-day implementation, assessment, and management of Cycurion's cybersecurity risk management processes.
The CIO and ISSO oversee Cycurion's cybersecurity program and work with other members of management to implement and maintain cybersecurity policies, procedures, and safeguards designed to protect Company systems and data.
The CIO and ISSO supervise internal cybersecurity personnel and may coordinate with external cybersecurity professionals or consultants who assist with security monitoring, risk assessments, and cybersecurity program improvements.
The Board of Directors receives periodic updates regarding cybersecurity matters, including information related to cybersecurity risks, threat landscape developments, and cybersecurity program activities.
Cybersecurity risk oversight is integrated into Cycurion's broader enterprise risk management processes. Management periodically provides the Board with updates regarding cybersecurity risk management activities and the effectiveness of cybersecurity controls.
Our Information Security team, led by our Vice President of Operations, William (Eric) Singleton, is responsible for assessing and managing material cybersecurity risks. Certifications held by the Information Security team members include (ISC)² CISSP, (ISC)² CGRC, ISACA CISM, ISACA CRISC, CompTIA Security+, CompTIA Security X (CASP+), CompTIA PenTest+, CompTIA CNVP, EC-Council CEH, GIAC GWAPT, (ISC)² CAP, FITSI FITSP, CWAPT, IABF, and AWS Solutions Architect Associate. Mr. Singleton's background includes over 25 years of experience in IT and Information Security spanning federal government and commercial sectors, with expertise in cybersecurity strategy, risk management, compliance frameworks, penetration testing, vulnerability assessment, security control assessment, and FISMA/RMF program oversight. His formal education includes a Bachelor of Science in Computer Science from Northeastern University. Certifications held by Mr. Singleton include the (ISC)² Certified Authorization Professional (CAP), with additional specialized training in Incident Response and Threat Hunting, Offensive Operations, Penetration Testing, Red and BlueTeaming, Continuous Diagnostics and Mitigation (CDM), and Cloud Security.
Our Vice President of Operations provides reports to the Audit Committee of our Board of Directors on a standing basis at each Audit Committee meeting, and as otherwise requested by the Chair of the Audit Committee or as determined necessary by the VP of Operations or other members of senior management. The VP of Operations is personally involved in, and responsible for, the risk assessment, identification, and management process described above.
Cybersecurity Risk Impact
As of the date of this Annual Report, Cycurion is not aware of any cybersecurity incidents that have materially affected its business strategy, results of operations, or financial condition.
However, cybersecurity threats continue to evolve in sophistication and frequency. As a result, Cycurion may be required to devote additional resources to enhance its cybersecurity protections and maintain the effectiveness of its cybersecurity risk management processes.
Item 2. Properties
We do not own any properties. Our principal executive office is located at 1640 Boro Place, Suite 420C, McLean, Virginia 22102. Our executive office is shared with our subsidiaries.
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

Item 3. Legal Proceedings
Information required for Item 3. is incorporated by reference to the discussion under the heading "Legal Proceedings" in Note 22 "Commitments and Contingencies" to the consolidated financial statements included in Item 8. of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently listed on The Nasdaq Global Market and our warrants on The Nasdaq Capital Market, under the symbols "CYCU" and "CYCUW", respectively.
Holders of Record
As of December 31, 2025, there were approximately 56 holders of record of our outstanding shares of common stock. The number of holders on record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees.
Dividends
On November 25, 2025, the Company and iQSTEL, Inc. announced that each company plans to distribute $500,000 worth of its own shares as a one-time, pro-rata dividend to its own respective shareholders and security holders, while preserving the full $1,000,000 in cross-ownership shares. On December 5, 2025, the Company announced that it plans to distribute a special dividend valued at $500,000 in the form of its shares of common stock shares to all of its shareholders of record as of December 15, 2025 on a pro-rata basis. On December 11, 2025, the Company announced an updated dividend distribution ratio of 0.0180 per share of common stock to its shareholders and security holders. The dividend was paid on December 30, 2025.
Cycurion does not anticipate paying any cash dividends in the foreseeable future. If Cycurion incurs indebtedness in the future to fund its future growth, its ability to pay dividends may be further restricted by the terms of such indebtedness.
Unregistered Sales of Equity Securities
On February 14, 2025, we entered into a pre-funded warrant ("Seward & Kissel Pre-Funded Warrant") with Seward & Kissel LLP ("Seward & Kissel") for up to 83,333 shares of common stock issuable to Seward & Kissel upon excise of the Seward & Kissel Pre-Funded Warrant. We chose to issue the Seward & Kissel Pre-Funded Warrant in consideration for Seward & Kissel's outstanding legal fees and expenses of approximately $1.3 million.
On April 7, 2025, we entered into a pre-funded warrant ("Yield Point Pre-Funded Warrant") with Yield Point NY LLC ("Yield Point") for up to 150,000 shares of common stock issuable to Yield Point upon exercise of the Yield Point Pre-Funded Warrant. We chose to issue the Yield Point Pre-Funded Warrant in consideration for Yield Point's execution and delivery of the Equity Purchase Agreement, dated April 7, 2025, between us and Yield Point in lieu of paying Yield Point $1,800,000 in cash.
On December 4, 2025, we entered into a securities purchase agreement Armistice Capital Master Fund Ltd. ("Armistice"), pursuant to which we agreed to sell to Armistice an aggregate of 1,657,460 shares of common stock, or pre-funded warrants exercisable for $0.0001 per share in lieu thereof, and accompanying common warrants to purchase up to 3,314,920 shares of common stock in a private placement, for gross proceeds of approximately $6 million, before deducting the placement agent’s fees and other estimated offering expenses.
Issuer Purchases of Equity Securities
The Company did not repurchase any of its common stock during the year ended December 31, 2025.

2025 Equity Incentive Plan
In February 2025, we adopted the 2025 Equity Incentive Plan that provide for the issuance of up to 10,000,000 shares of Common Stock to our officers, directors and other employees. On September 29, 2025, upon approval by a majority consenting stockholders, we increased the number of authorized shares issuable under the 2025 Equity Incentive Plan from 10,000,000 to 25,000,000 shares of Common Stock. AS of December 31, 2025, 371,020 shares have been issued to ten stockholders under the plan.
Retention Packages
On June 16, 2025, our board of directors approved a retention package for L. Kevin Kelly, Chief Executive Officer, and Alvin McCoy III, Chief Financial Officer, and issued each officer 100,000 shares of Common Stock under our 2025 Equity Incentive Plan on August 4, 2025.
Outstanding Equity Awards at Fiscal Year-End
We did not have any option awards or unvested stock awards outstanding as of December 31, 2025.
ITEM 6. [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited consolidated financial statements and the related notes thereto for the fiscal years ended December 31, 2025 and 2024, included in Item 8. Financial Statements and Supplementary Data.
The discussion below contains management's comments on our business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans, and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly involve estimates, assumptions, judgments, and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements, and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors" and in "Special Note Regarding Forward-Looking Statements" at the beginning of this Form 10-K.
General and Business Overview
We were originally incorporated as KAE Holdings, Inc., under the laws of the State of Delaware in 2017, with the purpose of acquiring and holding operating entities in the cybersecurity industry. On July 14, 2020, we changed our corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.
We have two first-tier wholly-owned subsidiaries, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto, a Delaware corporation formed in July 2025, and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum, a Virginia limited liability company formed in December 2006, (ii) Cloudburst, a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021, in connection with our acquisition of assets from Sabres, a leading Israeli-based cybersecurity provider.
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
Our Subsidiaries
Cycurion Sub, Inc.
We own our operating subsidiaries through Cycurion Sub., Inc., a Delaware corporation that, until the closing date of the de-SPAC, was known as "Cycurion, Inc." We continue to conduct our business through the three below-described entities, which are now indirectly wholly-owned second-tier subsidiaries by virtue of the recent closing of the de-SPAC transaction.
Cycurion Crypto Inc.
Our direct wholly-owned subsidiary, Cycurion Crypto, a Delaware corporation, was formed in July 2025 as part of our strategic initiative to position the Company within the expanding digital asset ecosystem and will manage a crypto treasury.
Axxum Technologies LLC
Organized in the Commonwealth of Virginia on December 29, 2006, Axxum is a cybersecurity provider with successful assignments within the multiple sub-agencies of the Department of Homeland Security. We acquired Axxum in November 2017. Following the acquisition, we continued Axxum's core operations of providing contractor services to its existing federal government customer base while leveraging our existing processes and tools to expand its commercial footprint.
Cloudburst Security LLC
Cloudburst is a cybersecurity provider with successful assignments within highly sensitive government agencies and other commercial organizations. We acquired Cloudburst in April 2019. Following the acquisition, we continued Cloudburst’s core operations of providing mission-critical and highly sensitive government agencies and other commercial organizations with high-quality, innovative cybersecurity services. Cloudburst focuses on providing tailored solutions that leverage the industry's best minds and technologies to predict, protect, detect, respond, and sustain our clients from the latest evolving cyber threats.

Cycurion Innovation, Inc.
Cycurion Innovation, Inc. was formed in connection with our acquisition of assets from Sabres, a leading Israeli-based cybersecurity provider. It operates our Cycurion Security Platform’s line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a WAF and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, Application Program Interfaces ("APIs"), and backend services from malicious bot traffic that fuels common automated attacks, such as DoS campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform's proprietary, cloud-based AI algorithm. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.
Master Service Agreement with SLG Innovation, Inc.
The SLG team has an average of over 25 years of experience in the development, planning, implementation, and management of information systems. SLG's leadership team offers years of combined success in answering the needs of government agencies and healthcare organizations across the country.
The SLG team has worked nationally, as it has served over 25 Department of Health and Human Services agencies, all 50 state governments, and over 250 local governments. Since SLG's inception, it has primarily focused on customers in the middle of the country. The team of professionals has successfully delivered information technology, project management, and subject matter services to key health and human service projects, including, but not limited to, state Medicaid programs in Illinois, Indiana, Nebraska, and Tennessee, the Indiana Division of Aging, Illinois Early Intervention, the University of Illinois Division of Specialized Care for Children, the Multiple Myeloma Research Foundation, and many more.
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
As a result of the strong technical skills and experience of the cyber teams at Cycurion and its subsidiaries, SLG Innovation entered into a Master Services Agreement ("MSA") with Axxum Technologies to provide services to SLG customers. The MSA is task order driven and the number of task orders is modified periodically depending on actual customer requirements for IT and cybersecurity services. Over the last three years, Axxum Technologies has assisted SLG Innovation in growing its revenue and customer base. As a result, SLG Innovation now represents a majority of Cycurion revenues.
RCR Acquisition Agreement
RCR Technology Corporation ("RCR") performs certain services for SLG in its role as an SLG subcontractor and, in that context, became a creditor of SLG. In connection with the transactions contemplated by the term sheet with SLG (the "SLG Term Sheet"), on April 25, 2023, Cycurion Sub and RCR also entered into a term sheet (the "RCR Term Sheet") for a distinct, but related transaction. The RCR Term Sheet contemplates a transaction, pursuant to which RCR will sell to Cycurion all of the accounts receivable of SLG in favor of RCR (but for those accounts that are less than 90 days old as of the date of consummation of the contemplated transaction). The consummation of the transactions contemplated by the RCR Term Sheet is contingent upon the consummation of the transactions contemplated by the SLG Term Sheet. We consummated the transactions contemplated by the RCR Term Sheet on September 25, 2025. Cycurion issued 248,006 shares of common stock to RCR as a result of the consummation of the transaction contemplated by the RCR Term Sheet pursuant to the Securities Purchase Agreement, dated September 25, 2025.
The foregoing brief summary description of certain terms and provisions of the RCR Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the RCR Term Sheet, a copy of which is filed as an exhibit to this Annual Report on Form 10-K as Exhibit 10.13 and the full text of the RCR Term Sheet amendments, a copy of each of which are filed as an exhibit to this Annual Report on Form 10-K as Exhibit 10.13a, 10.13b, 10.13c and 10.13d. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the transaction contemplated by the RCR Term Sheet.

Acquisition of Technology
On September 30, 2021, we acquired certain technology assets of Sabres, a leading Israeli-based cybersecurity provider. As part of the asset purchase agreement, we acquired Multi-Dimensional Protection ("MDP"), WAF and Bot Mitigation SaaS platforms, and their associated intellectual property.
Our Cycurion Security Platform's (formerly Sabres') line of products allows our customers to improve their cyber posture with its MDP SaaS platform. This platform efficiently bundles and easily implements the external protection of a WAF and the internal protection of Bot Mitigation. Bot Mitigation is the reduction of risk to applications, APIs, and backend services from malicious bot traffic that fuels common automated attacks, such as DoS campaigns and vulnerability probing. The costs of single-layer security can be measured in terms of money, time, and risk, as well as the damage wrought by a data breach, which millions of businesses experience each year. Through this interaction of the WAF and Bot Mitigation, the MDP is able to reinforce these layers of security and generate new security layers in real time in response to emerging threats. This process is directed by our Cycurion Security Platform's (formerly Sabres') proprietary, cloud-based AI algorithm. We do not have AI processing in the production version of the software. That version is in the testing and evaluation phase. Crucially, the AI underpinning the MDP platform is constantly evolving to counter new threats. Through a crowdsourcing process, the cloud-based MDP learns from every threat to any protected application and uses that newly acquired knowledge to protect all MDP clients better.
Our Cycurion Security Platform's (formerly Sabres') line of products provides solutions for substantially all web application security needs. These products provide solutions, whether a client is in need of a web application firewall to comply with regulations and ensure it has a first line of defense against the hazards that the internet can present or is in need of enterprise-level products that empower SOC teams and security management. Our Cycurion Security Platform's constantly survey a client's data to detect security issues in need of attention, send automatic updates, and provide the client with a complete database of rules and threats.
We have integrated the technology assets that we acquired from Sabres (which now constitutes our Cycurion Security Platform) into our Managed Security Services Practice. We believe that the platform will enhance our service offerings and assist with the expansion of our commercial business. Our dedicated support team will manage the Sabres platform, provide real time reporting, response to security incidents, and will manage all data privacy needs from a single security information and event management SaaS platform dashboard.

Financial Overview
A number of factors have contributed to our fiscal year 2025 results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The execution of the SLG Innovation Inc. transaction.
•The completion of the business combination with Western Acquisition Ventures Corp.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Year Ended December 31,
	2025	2024
Net revenues	$15,133,647	$17,771,485
Cost of revenues	13,521,329	14,136,742
Gross profit	1,612,318	3,634,743
Gross profit percentage	10.7%	20.5%
Operating expenses:
Selling, general and administrative expenses	9,258,199	1,208,630
Stock compensation expenses	3,898,867	10,000
Business combination expenses	11,870,114	—
Total operating expenses	25,027,180	1,218,630
Operating (loss)/income	(23,414,862)	2,416,113
Interest income	27,538	20,211
Interest expense	(1,763,831)	(1,209,502)
Gain on debt settlement, net	1,221,635	—
Other (expense)/income	(129,564)	2,779
Other expense, net	(644,222)	(1,186,512)
(Loss)/income before income taxes	(24,059,084)	1,229,601
Provision for income tax	—	—
Net (loss)/income	(24,059,084)	1,229,601
Less: Net loss attributable to non-controlling interest	393,376	—
Net (loss)/income attributable to Cycurion	$(23,665,708)	$1,229,601
Revenue
Revenues for the year ended December 31, 2025 decreased $2.6 or 14.8% compared to the year ended December 31, 2024. We attribute this decrease in the revenues in 2025 compared to 2024 to delayed start dates of new federal, state and local contracts and the company’s focus on more profitable business.
Cost of revenues
The cost of revenue for the year ended December 31, 2025, was approximately $13.5 million, compared to $14.1 million for the year ended December 31, 2024. The cost of revenue is driven by the costs incurred while delivering services to our customers, therefore the decrease in costs is due to the decrease in revenues.
Selling, general and administrative expenses
Our selling, general and administrative ("SG&A") expenses increased in 2025 compared to 2024 due to additional expenses being recognized in 2025 due to increased costs associated with being a publicly traded company and the addition key individuals for the company's growth strategy.

Stock compensation expenses
Stock compensation expenses increased in 2025 compared to 2024 as a result of new compensation agreements with executives.
Business combination expenses
Business combination expenses in 2025 are a result of the business combination with Western.
Interest income
Interest income was $27,538 and $20,211 for the year ended December 31, 2025 and 2024, respectively. The change in interest income is a result of the balance of the underlying interesting earning assets.
Interest expense
Interest expense for the year ended December 31, 2025 and 2024, was $1.8 million and $1.2 million, respectively. The change in interest expense is a result of the underlying debt instruments. For further information refer to debt footnotes.
Gain on debt settlement, net
The $1.2 million gain on debt settlement, net for the year ended December 31, 2025 is the result of the conversion of debt to various equity instruments at a lower fair market value than the exchanged debt on the books.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, borrowings under our debt financing arrangements and equity raises through our equity line. As of December 31, 2025, we had $5.3 million in cash and cash equivalents. We believe that our current cash position, access to the capital markets and cash flow generated from operations should be sufficient for our operating requirements through the next several fiscal years.
Cash Flow

Table MD&A 2: Net Changes in Cash and Cash Equivalents
	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(12,086,357)	$(1,371,281)
Net cash provided by/(used in) investing activities	1,414,523	(885,066)
Net cash provided by financing activities	15,886,279	1,689,268
Net increase/(decrease) in cash and cash equivalents	$5,214,445	$(567,079)
Net Cash Used In Operating Activities
For the year ended December 31, 2025, net cash used by operating activities was $12.1 million, compared to $1.4 million for the year ended December 31, 2024. The main drivers of this increase are the additional merger expenses incurred in 2025 and the additional corporate level costs to build out a management team and brand for organic growth and acquisitions.
Net Cash Provided By/(Used In) Investing Activities
For the year ended December 31, 2025, net cash provided in investing activities was approximately $1.4 million, compared to a $0.9 million use of cash for the year ended December 31, 2024. The cash inflow in 2025 was a result of the Trust Account (as defined below) for redemption and cash released from the Trust Account to the Company.

Net Cash Provided by Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $15.9 million. The net cash provided includes $7.0 million in proceeds from the equity line of credit, $4.8 million of proceeds from the private placement capital raise in December 2025, $3.7 million proceeds provided from the exercise of warrants, $2.4 million in proceeds from convertible notes payable, $0.5 million in proceeds provided from notes payable, partially offset by a cash outflow of $1.0 million cash used in redemption of common stock.
For the year ended December 31, 2024, net cash provided by financing activities was $1.7 million. The Company received $1.0 million from a private placement.
Going Concern
We have incurred operating losses since inception through the period ended December 31, 2025, having had negative cash flow from operations. As of December 31, 2025, we had an accumulated deficit of approximately $26.9 million, as compared to our accumulated deficit of approximately $3.2 million as of December 31, 2024. The increase of our accumulated deficit was a result of our net losses for 2025.
Furthermore, we expect continued, significant operating losses for the next few years. We also utilized cash in operations of approximately $12.1 million for the year ended December 31, 2025. As of December 31, 2025, we had unrestricted cash of approximately $5.3 million, an increase of $5.2 million from approximately $38,742 as of December 31, 2024. As of December 31, 2025, our total assets increased to approximately $33.5 million from approximately $25.6 million as of December 31, 2024, primarily due to increases in goodwill. Based on our current capital resources as of December 31, 2025, including our unrestricted cash and accounts receivable, net of $7.9 million, we expect to be able to continue our operations for a minimum of 12 months as of the date of this annual report. Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.
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
Critical Accounting Policies and Estimates
Goodwill and Other Long-Lived Assets
We evaluate the impairment of goodwill and other long-lived assets in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles Goodwill and Other." Management annually reviews goodwill and other long-lived assets for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If we determine that the carrying value of the goodwill and other long-lived assets may not be recoverable, we will record an impairment charge for the amount by which the carrying value of the goodwill and other long-lived assets exceeds its fair value.

Goodwill is not amortized, but rather tested for potential impairment as of December 31 each year. The goodwill impairment test is performed at the reporting unit level, which is only one for our company. Accounting requirements provide that a reporting entity may perform an optional qualitative assessment on an annual basis to determine whether events occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If an initial qualitative assessment identifies that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or the optional qualitative assessment is not performed, a quantitative analysis is performed.
In testing goodwill for impairment, we first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after the assessment, we determine that an impairment indicator exists, we perform the quantitative goodwill impairment test. The Company performs the quantitative goodwill impairment test by calculating the fair value of the reporting unit and comparing it to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit's fair value and the reporting unit's carrying value.
Determining the fair value of a reporting unit requires management's judgment and involves the use of significant estimates and assumptions, including forecasted revenue, operating margins, capital expenditures, and selection and use of an appropriate discount rate commensurate with the risk inherent in each of our reporting units' current business models. We utilize the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. Our estimate of cash flows and discount rate are subject to change due to the economic environment. A relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years, may cause a change in the results of the impairment assessment in future periods and, as such, could result in goodwill impairment.
We use a discounted cash flow approach to determine the fair value of a reporting unit. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate being the weighted average cost of capital ("WACC") for the firm, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts.
Given the fact we are operating in a net loss position, for the year ended December 31, 2025, management performed a quantitative assessment of our one reporting unit and determined that the fair value of goodwill exceeds the carrying value.
Due to the nature of our business and other factors described in Item 1A, "Risk Factors," of this Annual Report on Form 10-K, the profitability of our individual reporting units may periodically be affected by downturns in customer demand, operational challenges, and other factors. If material adverse conditions occur that impact one or all of our reporting units, our determination of future fair value might not support the carrying amount of our reporting units, and the related goodwill may be impaired. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company," as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To:
The Board of Directors and Stockholders of
Cycurion Inc. and its Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cycurion Inc. and its Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive (loss)/income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans with regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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
San Mateo, California
March 31, 2026

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the Year Ended December 31,
	2025	2024
Assets:
Cash and cash equivalents	$5,255,235	$38,742
Restricted cash	-	2,048
Accounts receivable, net	2,687,479	10,353,708
Other receivables	-	434,391
Prepaid expenses and other current assets	60,133	99,463
Total current assets	8,002,847	10,928,352
Deposit for acquisition target	-	2,000,000
Property and equipment, net	-	20,321
Software development costs, net	4,606,981	4,151,981
Intangible assets, net	-	25,000
Security deposits	-	10,351
Goodwill	20,842,508	6,592,304
Investments held in trust account	-	1,834,540
Total non-current assets	25,449,489	14,634,497
Total Assets	$33,452,336	$25,562,849
Liabilities, Mezzanine and Stockholders' Equity:
Bank loan-revolving credit line	$2,933,396	$3,249,067
Bank loan - current portion	-	774,095
Loans payable - current portion	669,693	408,516
Factoring liability	1,511,678	-
Subordinated convertible promissory notes	-	3,333,335
Convertible notes	192,897	-
Promissory notes	2,499,662	2,486,989
Loans payable - related parties	123,650	148,088
Accounts payable	1,314,772	1,681,774
Accrued liabilities	4,228,337	2,927,135
Accrued compensation and benefits	919,825	979,684
Accrued interest payable	1,347,787	1,591,023
Excise tax payable	1,167,173	1,157,161
Total current liabilities	16,908,870	18,736,867
Loans payable - non-current portion	300,000	146,798
Series A Convertible preferred stock ($0.001 par value, 500,000 shares designated, 0 and 345,528 issued and outstanding, respectively)	-	1,294,117
Total non-current liabilities	300,000	1,440,915
Total Liabilities	17,208,870	20,177,782
Commitments and contingencies (Note 22)
Mezzanine Equity:
Common stock subject to possible redemption, $0.0001 par value, 0 and 5,796 shares at redemption value of approximately $11.03 per share, respectively	-	1,917,309
Stockholders' Equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series A convertible preferred stock ($0.0001 par value, 110,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series B convertible preferred stock ($0.0001 par value, 3,000 shares designated, 1 and 3,000 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($0.0001 par value, 5,000 shares designated, 4,851 issued and outstanding)	-	-
Series D convertible preferred stock ($0.0001 par value, 6,666,700 shares designated, 150,000 and 0 issued and outstanding, respectively)	15	-
Series E convertible preferred stock ($0.0001 par value, 100 shares designated, 51 and 0 issued and outstanding, respectively)	-	-
Series F convertible preferred stock ($0.0001 par value, 10,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series G convertible preferred stock ($0.0001 par value, 10,000 shares designated, 143 and 0 issued and outstanding, respectively)
Common stock ($0.0001 par value, 300,000,000 shares authorized, 3,642,501 and 391,373 shares issued and outstanding, respectively)	364	38
Additional paid in capital	46,979,762	6,671,081
Accumulated deficit	(26,879,081)	(3,203,361)
Total stockholders' equity attributable to Cycurion	20,101,060	3,467,758
Deficit attributable to noncontrolling interests	(3,857,594)	-
Total stockholders' equity	16,243,466	3,467,758
Total liabilities and stockholders’ equity	$33,452,336	$25,562,849
See accompanying notes to consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
	2025	2024
Net revenues	$15,133,647	$17,771,485
Cost of revenues	13,521,329	14,136,742
Gross profit	1,612,318	3,634,743
Operating expenses:
Selling, general and administrative expenses	9,258,199	1,208,630
Stock compensation expenses	3,898,867	10,000
Business combination expenses	11,870,114	-
Total operating expenses	25,027,180	1,218,630
Operating (loss)/income	(23,414,862)	2,416,113
Other income/(expenses):
Interest income	27,538	20,211
Interest expense	(1,763,831)	(1,209,502)
Gain on debt settlement, net	1,221,635	-
Other (expense)/income, net	(129,564)	2,779
Other expenses, net	(644,222)	(1,186,512)
(Loss)/income before income taxes	(24,059,084)	1,229,601
Provision for income tax	-	-
Net (loss)/income	(24,059,084)	1,229,601
Less: Net loss attributable to non-controlling interest	393,376	-
Net (loss)/income attributable to Cycurion	$(23,665,708)	$1,229,601

Comprehensive (loss)/income	$(23,665,708)	$1,229,601

(Loss)/Earnings per share:
Basic	$(13.44)	$4.35
Diluted	$(13.39)	$1.66
Weighted average shares outstanding:
Basic	1,760,310	282,437
Diluted	1,763,643	904,929
See accompanying notes to consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss)/income	$(24,059,084)	$1,229,601
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Stock-based compensation	3,898,867	10,000
Stock-based compensation - business combination related	9,521,734	-
Amortization of debt discount	242,095	6,566
Depreciation of property and equipment	20,321	13,341
Amortization of software development costs	25,000	16,667
Gain on debt settlement, net	(1,221,635)	-
Finance expense	100,000	-
Changes in assets and liabilities:
Accounts receivable, net and other receivables	363,405	(3,492,651)
Prepaid expenses and other current assets	39,330	(43,448)
Accounts payable and accrued liabilities	(836,585)	562,946
Accrued compensation and benefits	(59,859)	345,908
Accrued interest payable	(119,946)	(20,211)
Net cash used in operating activities	(12,086,357)	(1,371,281)
Cash flows from investing activities:
Cash acquired on business combination	34,983	2,048
Issuance of promissory notes	-	(439,114)
Capitalized software development costs	(455,000)	(448,000)
Cash withdrawn from Trust Account in connection with redemption	1,001,216	-
Release of Trust Account to Company's bank account	833,324	-
Net cash provided by/(used in) investing activities	1,414,523	(885,066)
Cash flows from financing activities:
Proceeds from exercise of warrants	3,664,871	-
Redemption of common stock subject to redemption	(1,001,216)	-
Proceeds from private placement	4,780,021	1,000,000
Proceeds from capital raise	6,983,688	-
Proceeds from revolving line of credit	-	252,314
Repayments of revolving line of credit	(315,671)	-
Proceeds from bank borrowings	-	31,954
Repayment of bank borrowings	(775,192)	-
Repayment of loans payable	(210,843)	-
Proceeds from convertible notes payable	2,376,500	-
Proceeds from notes payable	513,200	390,000
Proceeds from notes payable - related parties	-	15,000
Repayments of notes payable - related parties	(27,500)	-
Repayments of notes payable	(101,579)	-
Net cash provided by financing activities	15,886,279	1,689,268
Net increase/(decrease) in cash and cash equivalents	5,214,445	(567,079)
Cash and cash equivalents, beginning of year	40,790	607,869
Cash and cash equivalents, end of year	$5,255,235	$40,790
See accompanying notes to consolidated financial statements

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock subject to possible redemption		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance of December 31, 2024	5,796	$1,917,309	-	$-	3,000	$-	4,851	$-	-	$-	-	$-	-	$-	391,373	$38	$6,671,081	$(3,203,361)	$3,467,758	$-	$3,467,758
Common stock redeemed (Mezzanine Equity)	(3,163)	(1,001,216)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Release of common stock subject to redemption	(2,633)	(916,093)	-	-	-	-	-	-	-	-	-	-	-	-	2,654	-	916,093	-	916,093	-	916,093
Series A convertible preferred stock in exchange of Series A Convertible Preferred Stock categorized as liability	-	-	106,816	11	-	-	-	-	-	-	-	-	-	-	-	-	1,391,165	-	1,391,176	-	1,391,176
Series D convertible preferred stock in exchange of convertible notes	-	-	-	-	-	-	-	-	6,666,666	667	-	-	-	-	-	-	3,332,668	-	3,333,335	-	3,333,335
Common stock issued for conversion of Series B and D Convertible Preferred Stock	-	-	-	-	(2,999)	-	-	-	(6,516,666)	(652)	-	-	-	-	420,515	42	610	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	411,730	42	3,664,829	-	3,664,871	-	3,664,871
Common stock issued for business combination costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,200	3	8,999,997	-	9,000,000	-	9,000,000
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,314	10	2,123,137	-	2,123,147	-	2,123,147
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	390,789	30	2,783,566	-	2,783,596	-	2,783,596
SLG transaction	-	-	-	-	-	-	-	-	-	-	51	-	-	-	33,878	4	759,138	-	759,142	-	759,142
Excise tax liability arising from redemption of Series A shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,012)	(10,012)	(3,464,218)	(3,474,230)
Series G convertible preferred stock in exchange of convertible notes and promissory notes	-	-	-	-	-	-	-	-	-	-	-	-	3,133	-	-	-	4,183,891	-	4,183,891	-	4,183,891
Private Placement - Warrants issued for prefunded warrants and standard warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,779,962	-	4,779,962	-	4,779,962
Conversion of Series G Convertible Preferred stock to common stock	-	-	-	-	-	-	-	-	-	-	-	-	(2,990)	-	664,068	66	-	-	66	-	66
Conversion of Series A Convertible Preferred stock for common stock	-	-	(106,816)	(11)	-	-	-	-	-	-	-	-	-	-	162,980	16	390,050	-	390,055	-	390,055
Common Stock Issued - Equity Line	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,120,000	113	6,983,575		6,983,688		6,983,688
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(23,665,708)	(23,665,708)	(393,376)	(24,059,084)
Balance as of December 31, 2025	-	$-	-	$-	1	$-	4,851	$-	150,000	$15	51	$-	143	$-	3,642,501	$364	$46,979,762	$(26,879,081)	$20,101,060	$(3,857,594)	$16,243,466

	Common stock subject to possible redemption		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance as of December 31, 2023	—	$—	2,000	$—	282,139	$27	$9,679,046	$(4,432,962)	$5,246,111
Board compensation	—	—	—	—	—	—	10,000	—	10,000
Series B convertible preferred stock and warrants issued	—	—	1,000	—	—	—	1,000,000	—	1,000,000
Net income	—	—	—	—	—	—	—	1,229,601	1,229,601
Acquisition	5,796	1,917,309	—	—	109,234	11	(4,017,965)	—	(4,017,954)
Balance as of December 31, 2024	5,796	$1,917,309	3,000	$—	391,373	$38	$6,671,081	$(3,203,361)	$3,467,758
See accompanying notes to consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.)(the "Company", "Cycurion", "we", "us" or "our") was incorporated on October 12, 2017, in the state of Delaware. Through its subsidiaries, the Company provides premier information technology security solutions. The Company continually strives to deliver top-notch services in the areas of risk management, cybersecurity, information assurance, systems engineering and help desk solutions. The Company is headquartered in McLean, Virginia. On July 14, 2020, the Company changed its corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.
The Company has two first-tier wholly-owned subsidiaries, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto Inc., a Delaware corporation formed in July 2025, and three indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC ("Axxum"), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC ("Cloudburst"), a Virginia limited liability company formed in January 2007, and (iii) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021 ("Cycurion Innovation"), in connection with our acquisition of assets from Sabres Security Ltd. ("Sabres"), a leading Israeli-based cybersecurity provider.
Business Combination
On February 14, 2025, the Company completed the business combination and transactions (the "Business Combination") as set forth in an Agreement and Plan of Merger, dated November 21, 2022, as amended on April 26, 2024, December 31, 2024 and February 13, 2025 (the "Merger Agreement"), by and among Western Acquisition Ventures Corp. ("Western"), Western Acquisition Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Western ("Merger Sub"), and Cycurion Sub, Inc., a Delaware corporation formerly known as Cycurion, Inc. ("Cycurion Sub"). As contemplated by the Merger Agreement, Merger Sub merged with and into Cycurion Sub with Cycurion Sub as surviving the merger as a wholly-owned subsidiary of Western. In addition, in connection with the consummation of the Business Combination, Western was renamed "Cycurion, Inc."
As a result of the Business Combination, each common share of Cycurion Sub was cancelled and converted into shares of Company common stock, on the terms set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the aggregate number of shares of Company common stock that was delivered as consideration in the Business Combination was capped at 500,000 shares. Concurrently with the completion of the Business Combination, the Company issued an aggregate of 218,102 shares of common stock, 106,816 shares of Series A convertible preferred stock ("Series A Convertible Preferred Stock"), 3,000 shares of Series B convertible preferred stock ("Series B Convertible Preferred Stock"), 4,851 shares of Series C convertible preferred stock ("Series C Convertible Preferred Stock"), 6,666,666 shares of Series D convertible preferred stock ("Series D Convertible Preferred Stock"), 22,696 Series A warrants, 200,000 Series B warrants, 242,424 Series D warrants , 9,006 common stock warrants, 15,760 shares of common stock issued in connection with the Series D private placement, 16,667 shares of common stock issued to A.G.P./Alliance Global Partners ("A.G.P."), 8,333 shares of common stock issued to Seward & Kissel LLP and 2,627 shares of common stock issued to Baker & Hostetler LLP.
The Business Combination has been accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") because Cycurion is the operating company and has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"), while Western is a blank check company.
Under the reverse recapitalization model, the Business Combination was treated as Cycurion issuing equity for the net assets of Western, with no goodwill or intangible assets recorded.
While Western was the legal acquirer in the Business Combination, because Cycurion Sub, prior to the Business Combination, was deemed the accounting acquirer, the historical financial statements of Cycurion Sub became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Cycurion Sub prior to the Business Combination; (ii) the combined results of Western and Cycurion Sub following the closing of the Business Combination; (iii) the assets and liabilities of Cycurion Sub at their historical cost; and (iv) Cycurion's equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure has been retroactively restated in all comparative periods up to the closing date, of the Business Combination to reflect the number of shares of the Company's common stock issued to Cycurion Sub common stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Cycurion Sub prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.
Going Concern
The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of December 31, 2025, there was substantial doubt regarding the Company's ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the year ended December 31, 2025 and from prior periods. The Company's ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of December 31, 2025, the Company had an accumulated deficit of $26.9 million and a working capital deficit of $8.9 million. In addition, the Company had a net cash outflow of $12.1 million from operating activities during the year ended December 31, 2025. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2024.
Management's plan is to continue improving operations to generate positive cash flows and register shares of its common stock in order to undertake a public offering to raise additional capital. Management believes that the valuation and liquidity brought by a public offering of its securities will allow holders of convertibles notes, and convertible preferred stockholders the mechanism to convert their securities into common stock that will reduce the Company's overall leverage and debt service requirement. If the Company is not able to continue generating positive operating cash flows, and raise additional capital, there is the risk that the Company may become insolvent.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Start-ups Act of 2012 (the "JOBS Act") which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Nasdaq Communications
On August 21, 2025, the Company announced that we received formal notification on August 19, 2025 and August 20, 2025 from the Nasdaq Stock Market ("Nasdaq") regarding its previous deficiencies. On August 19, 2025, Nasdaq determined that we comply with Nasdaq Listing Rule 5450(b)(1)(A), which requires a minimum of $10,000,000 in stockholders' equity ("Equity Rule"), based on our Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $10,448,853. Reference is made to the April 11, 2025 notification for failure to maintain a minimum market value of listed securities of $50,000,000 over the previous 30 consecutive business days as set forth in Listing Rule 5450(b)(2)(A) ("MVLS Rule"). As we are in compliance with the Equity Rule, Nasdaq notified us that the matter regarding the MVLS Rule is now closed. Additionally, on August 20, 2025, we received formal notification from Nasdaq, determining that for the last 10 consecutive business days, from August 5, 2025 to August 18, 2025, our market value of publicly held shares ("MVPHS") has been $5,000,000 or greater set forth in Nasdaq Listing Rule 5450(b)(1)(C) ("MVPHS Rule"), and that we have regained compliance with the MVPHS Rule.

On October 14, 2025, we received written notice from the staff of Nasdaq Listing Qualifications (the "Staff") that it has determined to commence proceedings to delist our common stock from the Nasdaq Global Market. As previously announced in a Current Report filed with the U.S. Securities and Exchange Commission (the "SEC"), on April 15, 2025, the Staff notified the Company on April 9, 2025 that, for the prior 30 consecutive business days, the closing bid price of our common stock had been below the minimum of $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The notification letter stated that we would be afforded 180 calendar days, or until October 6, 2025, to regain compliance. The Company did not regain compliance with the Bid Price Rule by October 6, 2025, and the listed security was subject to delisting from The Nasdaq Global Market.
On October 20, 2025, the Company submitted its request to the Nasdaq Global Market to appeal the Staff's determination to a Hearings Panel (the "Panel") pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, which stayed the suspension of the Company's securities and the filing of a Form 25-NSE with the SEC that would remove the Company’s shares of common stock from listing and registration on The Nasdaq Stock Market. The Company's hearing was scheduled for November 20, 2025.
On November 11, 2025, the Company announced that it received a letter Nasdaq stating that Nasdaq has determined that the Company has regained compliance with Nasdaq’s Bid Price Rule requirement under Listing Rule 5450(a)(1). The Company is now in compliance with Nasdaq Global Market's listing requirements. Additionally, Nasdaq confirmed that the previously scheduled hearing before the Panel on November 20, 2025 has been canceled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market without interruption and no further communication from Nasdaq has been received as of the date of this filing.
Reverse Stock Split
On October 27, 2025, the Company announced a one-for-thirty reverse stock split of the Company's shares of common stock, par value $0.0001 per share (the "Reverse Stock Split") that took effect with the commencement of business on October 27, 2025.
The Company effected the Reverse Stock Split by filing the Second Amendment to the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company's shares of common stock began trading on a split-adjusted basis on The Nasdaq Global Market, when the market opened on October 27, 2025, under the existing trading symbol "CYCU" and new CUSIP number 95758L305.
As a result of the Reverse Stock Split, every thirty of the Company's issued shares of common stock was combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The number of outstanding shares of common stock was reduced from approximately 86,533,435 shares to approximately 2,884,447 shares. All disclosures affected in this Annual Report on Form 10-K, including share counts and warrant counts have been retroactively adjusted to give effect to the Reverse Stock Split.
No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held a fraction of a share of common stock of the Company will receive a cash payment (without interest and subject to withholding taxes, as applicable) in lieu thereof at a price equal to that fraction of a share to which the stockholder would otherwise be entitled, multiplied by the closing price of the Company's shares on The Nasdaq Global Market on the trading day immediately preceding the effective date of the Reverse Stock Split.
Restricted Cash
In accordance with the trust agreement between Western and Equiniti Trust Company, LLC, dated January 11, 2022, the Company is permitted to withdraw interest from the trust account (the "Trust Account") to pay its tax obligations, including federal income taxes and state franchise taxes. The balance of this withdrawal would be presented in restricted cash, but as of December 31, 2025 there are no amounts in restricted cash.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, and the rules and regulations of the SEC.

These financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Cycurion Sub, Inc., Axxum Technologies LLC ("Axxum"), Cloudburst Security LLC ("Cloudburst"), and Cycurion Innovation, Inc. The consolidated financial statements also include the accounts of SLG Innovation Inc. ("SLG") as a result of the master service agreement entered into between the Cycurion and SLG. The Company has determined that the SLG master service agreement constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted within a one year period, as required.
On February 14, 2025, the Company completed its Business Combination with Western a special purpose acquisition company, whereby Western merged with and into the Company, with the Company surviving the merger. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with Cycurion Sub, Inc. treated as the accounting acquirer. Accordingly, the consolidated financial statements for periods prior to the Business Combination reflect the historical results of Cycurion Sub, Inc., and the equity structure has been retroactively recast to reflect the number of shares of the Company's common stock issued in connection with the Business Combination.
Our fiscal year ends on December 31 and unless otherwise noted, references to fiscal year or fiscal years are for fiscal years ended December 31. The accompanying consolidated financial statements present our financial position as of December 31, 2025, and 2024 and our results of operations for fiscal years 2025 and 2024.
All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net (loss)/income, or cash flows for any periods presented.
Variable Interest Entities
The Company evaluates its relationships with other entities to identify whether they are Variable Interest Entities ("VIEs" or "VIE") and, if so, whether the Company is the primary beneficiary. A VIE is generally an entity that either (a) has an insufficient amount of equity at risk to finance its activities without additional subordinated financial support, (b) has equity investors who lack the characteristics of a controlling financial interest, or (c) is structured with non-substantive voting rights. The Company consolidates VIEs for which it is the primary beneficiary, meaning it has both the power to direct the activities that most significantly impact the VIEs economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
As of December 31, 2025, SLG Innovation, Inc. is consolidated as a VIE. The Company reassesses VIE determinations on an ongoing basis.
Use of Estimates
Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual results could differ from those estimates. We base our estimates on historical experience, currently available information, and various other assumptions that we believe are reasonable under the circumstances.
Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition on cost estimation on certain contracts, allowance for credit losses, certain assumptions related to share-based compensation, valuation and impairment of intangible assets and goodwill, and contingencies. Actual results could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company accounts for a contract with a customer that is within the scope of this topic only when the five steps of revenue recognition under ASC 606 are met.

The five core principles will be evaluated for each service provided by the Company and is further supported by applicable guidance in ASC 606 to support the Company's recognition of revenue. Revenue is derived primarily from services provided to the federal government or state and local governments. The Company enters into agreements with customers that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the customer. The Company also evaluates whether two or more agreements should be accounted for as one single contract.
When determining the total transaction price, the Company identifies both fixed and variable consideration elements within the contract. The Company estimates variable consideration as the most likely amount to which the Company expects to be entitled limited to the extent that it is probable that a significant reversal will not occur in a subsequent period.
At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. For most contracts, the customers require the Company to perform several tasks in providing an integrated output and, hence, each of these contracts are deemed as having only one performance obligation. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.
This evaluation requires professional judgment, and it may impact the timing and pattern of revenue recognition. If multiple performance obligations are identified, the Company generally uses the cost plus a margin approach to determine the relative standalone selling price of each performance obligation. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between when payment by the client and the transfer of promised services to the client occur will be less than one year. The Company currently generates its revenue from two different types of contractual arrangements: firm-fixed-price contracts ("FFP") and time-and-materials ("T&M") contracts. The Company generally recognizes revenue over time as control is transferred to the customer, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type and the nature of the goods or services to be provided. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
These arrangements generally qualify for the "right-to-invoice" practical expedient where revenue is recognized in proportion to billable consideration.
Revenue generated from the Company's FFP contracts is recognized over time as performance obligations are satisfied, based on the transfer of control to the customer. Revenue is generally recognized using an input method based on labor hours or costs incurred relative to total estimated costs. Most contracts do not include significant variable consideration, and contract modifications are generally minimal. Accordingly, the Company's election of available transition practical expedients did not have a material impact on revenue recognition.
Revenue generated from contracts with federal, state, and local governments is primarily recognized over time. Under T&M contracts, the Company performs services as directed by the customer and generally bills semi-monthly based on labor hours expended. Certain government software development contracts include defined deliverables and are structured as FFP arrangements, which are generally billed as performance obligations are satisfied.
Revenue recognition under FFP contracts requires judgment in allocating the transaction price to performance obligations and estimating total expected costs. Contract terms may extend up to five years.
Contract accounting requires judgment relative to assessing risks and estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization and determining whether realization is probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company's cash balances may, from time to time, exceed insured limits of $250,000 established by the Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses in such accounts and management believes the Company is not exposed to significant credit risk on its cash balances.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable includes the following:
Billed Receivables: Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible within standard contract terms, we include this balance as billed accounts receivable.
Unbilled Receivables: Unbilled receivables are balances that have not yet been billed due to timing, most commonly just a month delayed from the timing of revenue recognition and the actual bill being presented to the customer. The Company has fulfilled all requirements in order to bill the customer and collect the funds.
The Company maintains an allowance for credit losses on its accounts receivable, which includes both billed and unbilled receivables measured at amortized cost. The allowance is a contra-asset account representing management's estimate of amounts not expected to be collected over the life of the receivable.
The Company estimates expected credit losses in accordance with ASC Topic 326, Financial Instruments — Credit Losses, based on historical loss experience, current conditions, and reasonable and supportable forecasts. Receivables are evaluated collectively, grouped by similar risk characteristics, which for the Company primarily reflects the composition of its customer base. Substantially all of the Company's revenue is derived from contracts with federal, state, and local government entities. Because government obligors generally possess the legal authority and financial resources to satisfy contractual payment obligations, the Company has experienced minimal credit losses on its accounts receivable. Qualitative adjustments are applied as necessary to reflect conditions that may differ from historical experience.
The allowance is reviewed and updated at each reporting date. When a specific receivable is determined to be uncollectible, it is written off against the allowance. Recoveries of amounts previously written off are recognized when received.
Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s customer base is concentrated among U.S. Federal Government agencies, state and local government agencies and their prime contractors. The Company monitors the financial condition of its customers and the credit quality of its receivable portfolio and does not require collateral from its customers. Customers representing 10% or more of revenue or accounts receivable are disclosed.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is recorded over the assets' estimated useful lives using the straight-line method, which is three to five years for furniture and equipment. Leasehold improvements are amortized over the shorter of their useful life or the remaining terms of the lease.
Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations and comprehensive (loss)/income.. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives.

Software Development Costs
We account for development costs of software in accordance with ASC Topic 985-20 ("ASC 985-20"), "Software – Costs of Software to be Sold, Leased, or Marketed" and ASC Topic 350-40 ("ASC 350-40") "Internal Use Software," depending on the intended use of the software being developed. Under ASC 985-20, all costs of developing software prior to establishing its technological feasibility are research and development costs and are expensed as incurred. Once technological feasibility has been established, subsequent costs should be capitalized until the software begins to be marketed or is released to customers, after which the capitalized costs should be amortized and reviewed for impairment. Under ASC 350-40, we capitalize certain software development costs when the preliminary project stage is completed and the software has entered the application development stage. Once substantial testing is complete and the software is ready to be used, capitalization of costs ceases.
Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the application, ranging from two to five years, beginning when the asset is ready for its intended use.
Goodwill
Goodwill represents the excess of acquisition consideration over the fair value of net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized.
The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 31, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Such circumstances may include, but are not limited to, a significant adverse change in business climate, loss of key contracts or customers, or negative operating performance trends.
The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If that threshold is met, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value is less than the carrying value, an impairment loss is recognized for the difference, not to exceed the carrying amount of goodwill assigned to the reporting unit. The Company uses a combination of income and market approaches to estimate fair value, which involves the use of significant assumptions and judgments, including forecasted operating results and an appropriate discount rate.
The Company's goodwill is amortized and deducted over a 15-year period for tax purposes. See Note 9 - Goodwill for additional information.
Intangible Assets
Intangible assets with finite useful lives, including contractual relationships, proprietary software and technology, and customer-related intangibles acquired through business combinations, are recorded at fair value at the date of acquisition and amortized on a straight-line basis over their estimated useful lives. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company recognizes an impairment charge measured as the excess of the carrying amount over the asset’s fair value.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, finite-lived intangible assets, and right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company recognizes an impairment charge measured as the excess of the carrying value over the fair value.
Fair Value Measurements
U.S. GAAP provides a framework for measuring fair value and expands disclosures about fair value measurements. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following categories:

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities;
•Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
As of December 31, 2025 and 2024, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis. For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.
Financial Instruments — Warrants and Convertible Instruments
The Company accounts for warrants in accordance with ASC 815, "Derivatives and Hedging," and ASC 480, "Distinguishing Liabilities from Equity," based on an assessment of the specific terms and applicable authoritative guidance. Warrants that meet the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance and are not subsequently remeasured. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value and are remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations.
Convertible instruments are evaluated to determine whether any embedded features require bifurcation and separate accounting as derivative instruments. The Company evaluates the conversion and other features of its convertible instruments under ASC 815 and ASC 470-20, "Debt—Debt with Conversion and Other Options," to determine whether embedded derivatives must be separately accounted for. When the Company determines that embedded derivatives must be bifurcated, the derivative is initially recorded at fair value, with subsequent changes in fair value recorded in the consolidated statements of operations.
Debt Issuance Costs and Debt Discounts
Costs incurred in connection with the issuance of debt instruments are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense over the contractual term of the debt using the effective interest method. Debt discounts, including beneficial conversion features, are also amortized to interest expense over the term of the related debt.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation—Stock Compensation." Stock-based compensation expense for equity-classified awards is measured at the grant date based on the estimated fair value of the award, and is recognized on a straight-line basis over the requisite service period (generally the vesting period), with forfeitures recognized as they occur. The fair value of restricted stock units is generally based on the closing market price of the Company's common stock on the date of grant.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, "Income Taxes," using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers all available evidence, both positive and negative, including historical operating results, projected future taxable income, the expected timing of the reversal of existing temporary differences, and available tax planning strategies. The Company’s assessment of the realization of deferred tax assets is reviewed on a quarterly basis.
The Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense.

Effective for the year ended December 31, 2025, the Company adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," on a prospective basis. The Company has expanded its income tax disclosures to include a tabular rate reconciliation with specific categories, disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions, and other disaggregated disclosures as required by the ASU.
(Loss)/Earnings Per Share
Basic (loss)/earnings per share is computed by dividing net (loss)/income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted (loss)/earnings per share is computed by dividing net (loss)/income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of potentially dilutive securities, including stock options, warrants, convertible preferred stock and convertible debt, using the treasury stock method or the if-converted method, as applicable. In periods in which the Company reports a net loss, diluted loss per share is the same as basic loss per share, as the inclusion of potentially dilutive securities would be anti-dilutive.
Business Combinations
We evaluate acquisitions to determine whether it is a business combination or an asset acquisition and accounted for under U.S. GAAP using the acquisition method in accordance with ASC 805, Business Combinations. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities, if any, is recorded as goodwill.
The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with an acquisition. Estimating the fair value of acquired assets and assumed liabilities, including intangibles, requires judgment about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions. The Company maintains one operating and reportable segment, which is the delivery of products and services in the areas of information technology, electronic warfare, information warfare and cybersecurity in the governmental and commercial markets.
The Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires expanded disclosures about significant segment expenses and other items for single-segment entities, based on the information regularly presented and reviewed by the CODM. Accordingly, the Company concluded that no additional expense disclosures are required other than the breakout currently disclosed in the financial statements and footnotes.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company’s shares of common stock sold in the initial public offering of Western feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements - Adopted
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities, including entities with a single reportable segment, to disclose on an annual and interim basis significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. The Company adopted this standard for its fiscal year ended December 31, 2025, and has applied the required disclosures on a retrospective basis for all periods presented.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which requires public entities to disclose, on both an annual and interim basis, additional information about certain expense categories in tabular form. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
In early 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805): Determining the Accounting Acquirer When a VIE Is Acquired," which provides clarifying guidance to help entities identify the accounting acquirer in a business combination when the entity being acquired is a VIE. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as "project stages") throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company has reviewed all other recently issued accounting pronouncements and does not believe that any such pronouncements will have a material impact on the Company's consolidated financial statements.
3. REVENUE RECOGNITION
Advisory Consulting
The Company enters into service agreements with customers that will set forth the responsibilities of both parties, including the type of service to be delivered, the timing of the delivery of those services, and the associated price per unit for such services. The unit of measure in the agreement is typically hours. The advisory consulting services represent a single performance obligation, as they constitute a series of distinct hourly services that are substantially the same and transferred to the customer over time. The revenue from advisory service agreement will also set forth the timing of payments by the customers which is typically between 60 and 90 days from the date that an invoice is issued to the customer. As a practical matter, the Company continuously delivers service to customers, and the customer receives benefits from those services over time. The revenue advisory consulting is recognized over time as services are rendered, based on contractual hourly rates, and when the Company has received the aforementioned acknowledgement from its customers that service has been rendered related to hours accumulated over period of time, such as a week, or two weeks, or a month, which is determined on a customer-by-customer basis. The Company's contracts do not include terms for returns, or warranties, or guarantees, or rebates, or discounts on the services rendered. The Company also enters into annual contracts with customers to provide ongoing advisory and consulting services. Services are delivered continuously over the contract term and customers are billed periodically. The annual service contract represents a single performance obligation because the services are a series of distinct, substantially similar acts that are inseparable and transferred over time. Revenue is recognized over time straight-line over the contract term.
Managed Security Service Practice (MSSP)
Management has determined that its managed security service practice is a bundle of cybersecurity software tools, and expert 24x7x365 monitoring and breach resolution service that is accounted for as a single performance obligation that is delivered over time which is typically a month. The components of the bundle have individual commercial value. However, management believes assigning stand-alone value to each component is impractical because each component would not be able to be fully implemented or utilized if not packaged with the other components. Therefore, management believes the MSSP can only be sold as a bundle package over time. At the time that the Company recognizes revenue, it is has either already received funds in advance from its customer or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service. The Company does not sell monitoring time, security software-tools, and breach resolution as stand-alone services, as the customer would not receive the benefits of these items if they were not sold as an integrated package. The cybersecurity needs to monitor the customer cybersecurity environment regularly, stay up to date on cyberthreats and solutions, maintain its software tools, and then address threats identified, or rectify situations when customer environments have been breached. It is not practical or viable to sell these components separately, as customers expect comprehensive solutions. While the components are separately identifiable, management does not believe they could market the components individually. The Company’s management does not believe their customers can benefit from the individual components alone, and there are not readily available resources in the market that can be obtained to make those components viable. The continuous monitoring allows the Company to identify and either neutralize and or rectify breaches by having up to the minute first-hand information, and the tools allow the Company to implement solutions rapidly. The absence of the components would render the solutions and service offering significantly devalued and non-competitive in the marketplace.
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

Managed Service Provider (MSP)
The Company's managed service provider (MSP) service offering is the provision of IT infrastructure support to customers, specifically in the areas of desktop support, on-site troubleshooting, and cloud-based network infrastructure troubleshooting. This service is accounted for as a single performance obligation that is delivered over time, which is typically a month; At the time that the Company recognizes revenue, it either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
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
While components can be separately identified, they must be used in conjunction with each other to serve the Company's customers. The Company must continuously make available support engineers to customers whenever they need support and troubleshooting. The service includes remote resolution of issues or going onsite to customer locations to solve problems. The Company’s contracts with customers require the Company to have these resources available during the length of the contract. Therefore, these services are continuously delivered as a service over time. Accordingly, the Company recognizes revenue for such MSP contracts on a monthly basis.
Software as a service (SaaS)
Management has determined that its software as a service is a suite of cybersecurity tools that are delivered either remotely or on customer premises. The service is delivered on a monthly basis. The cybersecurity tools are typically sold as a package. However, the individual components of the suite of tools can either be sold individually or bundled together. Nevertheless, if they are sold individually, or as a bundle, they are all delivered over time. Accordingly, the Company recognizes revenue over time, which is typically monthly; At the time that the Company recognizes revenue it has either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company’s contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
The Company's SaaS is delivered continuously over time. It is a subscription service where the Company provisions a suite of security software tools to its customers accessed via the internet that allows the customers to protect themselves from cyber-attacks using multiple tools within the suite. This subscription service is recognized to revenue monthly.

Table 3: Disaggregated Revenue
	For the Year Ended December 31,
	2025	2024
Advisory consulting	$15,007,827	$17,441,216
Managed security service practice (MSSP)	112,725	318,079
Software as a service (Saas)	13,095	12,190
Revenue	$15,133,647	$17,771,485

4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	As of December 31,
	2025	2024
Billed accounts receivable	$1,518,937	$8,513,420
Billed accounts receivable - factored	1,591,240	1,840,288
Unbilled accounts receivable	45,325	-
Allowance for credit losses	(468,023)	-
Accounts receivable, net	$2,687,479	$10,353,708
During the year ended December 31, 2025, the Company recorded $0.5 million for provisions for credit losses, compared to zero U.S. dollars for the year ended December 31, 2024. During both the year ended December 31, 2025 and 2024, the Company has no write-offs of any outstanding receivables.
5. PROPERTY AND EQUIPMENT, NET

Table 5: Details of Property and Equipment, Net
	As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount
Equipment	$-	$-	$-	$125,546	$(121,869)	$3,677
Furniture and fixtures	-	-	-	26,339	(19,396)	6,943
Leasehold improvements	-	-	-	62,721	(62,721)	-
Capital lease	-	-	-	23,004	(19,897)	3,107
Software	-	-	-	13,500	(6,906)	6,594
Property and equipment, net	$-	$-	$-	$251,110	$(230,789)	$20,321
During the year ended December 31, 2025 and 2024, the Company recorded immaterial amounts of depreciation expense in cost of revenue and selling, general and administrative expenses. Additionally, during the third quarter of 2025, as part of the annual review of property and equipment, the Company disposed of all assets categorized as property and equipment, which were fully depreciated already or had an immaterial acceleration of depreciation and amortization.
6. SOFTWARE DEVELOPMENT COSTS
In 2024, the Company reclassified software development costs from property and equipment to software development costs. The Company continues to incur costs to develop new modules, functionalities, and integrations on the previously purchased SaaS platform in order to develop a new product with differentiated offering. As of December 31, 2025, the SaaS platform is still in the development stage and is not ready for external sales. No amortization has been recorded during the years ended December 31, 2025 and 2024.

Table 6: Capitalized Software Development Costs
	For the Year Ended December 31,
	2025	2024
Capitalized software development costs	$455,000	$448,000

7. INTANGIBLE ASSETS

Table 7.1: Details of Intangible Assets, Net
	As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation and Amortization	Net Carrying Amount
Contractual relationship	$-	$-	$-	$66,361	$(66,361)	$-
Implementation	-	-	-	28,099	(28,099)	-
Software	-	-	-	100,000	(75,000)	25,000
Intangible assets, net	$-	$-	$-	$194,460	$(169,460)	$25,000

Table 7.2: Details of Intangible Asset Amortization
	For the Year Ended December 31,
	2025	2024
Amortization expense, presented in SG&A	$25,000	$16,667
8. BUSINESS COMBINATION
SLG Innovation, Inc.
SLG is a technology services firm with operations and client contracts deemed to be strategically complementary to the Company's existing business and long-term growth objectives. As of December 31, 2020, the Company had initiated discussions regarding the potential acquisition of SLG and had advanced a non-refundable deposit of $1,401,923 for cash advances, loans, capitalized transaction costs and accounts receivable arising from prior business dealings with SLG. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG's assets and certain liabilities, which included a termination right exercisable at the Company's sole discretion prior to December 31, 2021. This agreement was subsequently amended to limit the acquisition to certain specified assets, primarily identifiable sales contracts.
As of December 31, 2024, the refundable deposit had increased to $2,000,000, comprising $561,808 in cash advances and loans, $20,000 in due diligence costs, and $1,418,192 in accounts receivable.
On April 29, 2023, the Company and SLG executed a unidirectional letter of intent ("SLG LOI"), which bound SLG to the transaction but did not obligate the Company. The SLG LOI provided that, unless terminated by the Company on or before April 30, 2024, the Company would proceed to acquire SLG or substantially all of its assets and liabilities through a structure to be finalized. The agreed-upon valuation included the $2,000,000 receivable, $2,136,445 in SLG payables to RCR Technology Corporation (excluding payables incurred within 90 days prior to closing), and 33,212 shares of the Company's capital stock.
In connection with the potential SLG transaction, the Company entered into a separate unidirectional letter of intent with RCR ("RCR LOI") on April 29, 2023, under which the Company would acquire SLG's payables owed to RCR, subject to the closing of the potential SLG transaction. Consideration for the RCR transaction was to be settled in the form of shares of common stock of the Company, as specified in the RCR LOI.
The transaction contemplated by the SLG LOI did not close and the Company does not expect that it will close. In lieu of such transaction, and consistent with the economic and business relationship between SLG and the Company for more than the past two years, on March 31, 2025, the Company and SLG entered into a Management Services Agreement (the "MSA"), pursuant to which SLG memorialized its formal engagement of the Company to provide the Management Services (as defined in the MSA) on the terms and subject to the conditions set forth therein. The parties agreed that the Company would continue to retain sole and absolute discretion to select its employees and/or independent contractors who would perform and support the Management Services; provided that the compensation paid to any such persons shall not exceed the compensation that would have been paid to a comparable, unaffiliated third party on a commercial, arms-length basis. SLG agreed to cooperate in good faith with the Company in furtherance of its continued performance of the Management Services.

In connection with the Management Services to be provided by the Company, SLG agreed to pay a fee equal to SLG's "operational cash flow" (whether or not the inbound funds included were recognized as revenue under U.S. GAAP and whether or not the outbound funds were recognized as expenses under U.S. GAAP during the relevant reporting period). For purposes of the MSA, "operational cash flow" means (i) all cash and cash-equivalencies received by, or on behalf of, SLG from any source for any reason during any reporting period minus (ii) all payments made by, or on behalf of, SLG, all in connection with SLG's business as historically operated and as managed by the Company in accordance with the provisions of the MSA. If SLG's operational cash flow during any reporting period is negative, then the Company reserves the right (in its sole and absolute discretion) to advance funds to SLG in an amount not to exceed such negative cash flow during such period with an interest rate to be determined on a case-by-case basis.

In connection with the execution and delivery of the MSA, the Company and Ed Burns entered into a Release Agreement (the "Burns Release Agreement"), pursuant to which the Company acknowledged that it has provided and will continue to provide certain services to SLG as a subcontractor and Mr. Burns agreed to release certain claims that he had, has, or may have against the Company or SLG in relation to the terms and conditions of the MSA, the transactions contemplated thereby, or the manner in which the Company and SLG became parties to the MSA, as well as the relationship between the Company and SLG prior to the date of the MSA and the Company issued to Mr. Burns 33,609 shares of common stock and 51 shares of Series E Convertible Preferred Stock with a face value of $10,000 and conversion price of $1.00. The Company offered a substantially equivalent release agreement to the owner of 49% of the equity of SLG with a percentage-equivalent contingent issuance of common stock and Series E Convertible Preferred Stock. As of the date of this quarterly report, such other release has not been accepted or executed and delivered.

On March 31, 2025, the company entered into a Management Services Agreement and a Release agreement (the "Agreement") to gain control of SLG as a VIE. The total purchase consideration for the VIE contractual relationship of SLG consisted primarily of:
(a)prepaid deposit of $2,000,000;
(b)33,609 shares of common stock having par value of $0.0001 per share;
(c)51 shares of Series E Convertible Preferred Stock with a face value of $10,000 and conversion price of $1.00; and
(d)$10,814,147 of accounts receivable in Cycurion owing from SLG
The Company has determined that the SLG transaction constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted in the second and third quarter of 2025. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired assets and liabilities, if any. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than March 31, 2026. The estimated fair values as of the business combination date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the transaction date. The results of operations for SLG are included in the consolidated results of Cycurion, Inc. starting April 1, 2025.

Table 8: SLG Valuation
	Initial Allocation of Assets and Liabilities	Adjustments	Estimated Allocation of Assets and Liabilities as of December 31, 2025
Cash consideration:
Cash consideration	$2,000,000	$-	$2,000,000
Less: cash acquired	(34,983)	-	(34,983)
Cash consideration, net of cash acquired	1,965,017	-	1,965,017
Noncash consideration:
Common stock (1)	254,071	250,071	504,142
Series E Convertible Preferred Stock (2)	255,000	-	255,000
Accounts receivable in Cycurion owing from SLG (3)	10,814,147	-	10,814,147
Noncash consideration	11,323,218	250,071	11,573,289
Total consideration	$13,288,235	$250,071	$13,538,306
Assets acquired:
Accounts receivable	$3,066,581	$-	$3,066,581
Total identified assets acquired	3,066,581	-	3,066,581
Liabilities assumed:
Accounts payable	4,317,052	-	4,317,052
Accrued liabilities	10,650	54,209	64,859
Payroll liability	40,642	-	40,642
Factoring liability	2,176,922	-	2,176,922
Due to related parties	18,000	-	18,000
Loans payable	625,222	-	625,222
Liabilities to Cycurion	2,982,908	-	2,982,908
Total identified liabilities assumed	10,171,396	54,209	10,225,605
Net identifiable liabilities assumed	(7,104,815)	(54,209)	(7,159,024)
Elimination of inter-company balances	2,982,908	-	2,982,908
Non-controlling interest	(3,464,218)	-	(3,464,218)
Goodwill	13,945,924	304,280	14,250,204
Net assets acquired	$13,288,235	$250,071	$13,538,306
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
9. GOODWILL
Acquisition of Axxum Technologies, LLC.
On November 22, 2017, the Company entered into a share transfer agreement with Axxum and the two prior members of Axxum to purchase 100% of the members' equity interest in the Company in exchange for $6,500,000 in cash and $500,000 in two subordinated convertible promissory notes for $250,000 each, payable to the two members of Axxum. Accordingly, Axxum became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Axxum’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value. The difference between the purchase price paid for the acquisition of Axxum and the net asset value derived from the assets and liabilities of Axxum at the date of acquisition has been recognized as goodwill. Accordingly, the purchase costs of $6,500,000 in cash, $500,000 in promissory notes, and $140,005 in capitalized transaction costs, less $573,150 in adjustment in working capital that is recoverable from sellers resulted in a total purchase cost of $6,566,855. The net asset value of Axxum at the date of acquisition was $1,413,589. Accordingly, the Company recognized $5,153,266 in goodwill related to the acquisition of Axxum.

Acquisition of Cloudburst Security, LLC.
On April 3, 2019, the Company entered into a membership interest purchase agreement with Cloudburst and its two equity holders to purchase 100% of the issued and outstanding units in exchange for $500,000 in cash; $540,000 for a promissory note to one equity holder and $360,000 to the other; and 111,628 and 74,420 shares of the Company’s common stock to the two equity holders, respectively, on a post-split basis. Accordingly, Cloudburst became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Cloudburst’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value; the difference between the purchase price paid for the acquisition of Cloudburst and the net asset value derived from the assets and liabilities of Cloudburst at the date of acquisition has been recognized as goodwill. The purchase costs of $500,000 in cash, $900,000 in promissory notes, $300,000 in 186,048 shares of the Company’s common stock, $1,400,000 in contingent earnout, $62,305 in capitalized transaction costs, resulted in a total purchase cost of $3,162,305. The net asset value of Cloudburst at the date of acquisition was $323,267. Accordingly, the Company recognized $2,839,038 in goodwill related to the acquisition of Cloudburst. On April 20, 2022, the holders of the (i) $900,000 promissory notes and (ii) 186,048 shares of the Company's common stock tendered them to the Company for cancellation.
Relevant factors to the Company's assessment of the carrying value of goodwill for both business combinations in accordance to the fair value hierarchy under the category of level 3 are as follows: estimation of the growth rate of future incoming and outgoing cash flows, certain elements that comprise the appropriate weighted average cost of capital, such as the equity of potential market participants for comparability analysis, and the Company's sensitivity to outside factors that would lead to variation in the aforementioned cash flows and weighted average cost of capital.
The Company's management reviewed the performance of Cloudburst and its manager during the year ended December 31, 2020 and determined that Cloudburst had not met the performance targets set forth at the time of acquisition. As a result, the manager of Cloudburst was dismissed. Management of the Company performed a quantitative analysis of the carrying value of the subsidiary and its related goodwill by preparing a future discounted cash flow analysis, which included variables such as expectations on future cash flows, calculation of the cost of capital, and the probability of capturing certain contracts under the framework of Cloudburst being a federal government approved service provider, and determined that the fair value as of December 31, 2020 was lower than the carrying value that was previously established at the point of acquisition; accordingly, during the year ended December 31, 2020, the Company determined that the contingent earnout should be de-recognized, and written off in its entirety in the amount of $1,400,000 to the Company's result of operations, and, as a result of the above assessment, the Company recognized an impairment of goodwill in the amount of $1,400,000 that was also recognized to the Company's results of operations. The Company's ending goodwill related to the acquisition of Cloudburst after recognizing impairment was $1,439,038.
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
On March 31, 2025, the Company finalized the MSA and Burns Release Agreement for SLG. The total purchase consideration included the $2.0 million prepaid deposit, 33,609 shares of common stock (par value $0.0001), 51 shares of Series E Convertible Preferred Stock (face value $10,000 each, conversion price $1.00) and $10,814,147 of accounts receivable in Cycurion owing from SLG. Additionally, the Company issued 16,667 shares of common stock to assume SLG's share-based payment obligations.
The transaction was accounted for as a business combination under ASC 805. As of the transaction date, the fair value of assets acquired totaled $3.1 million, excluding cash of $34,983 that was netted against cash consideration paid. Liabilities assumed amounted to $10.2 million, including accounts payable, accrued liabilities, payroll liabilities, and loans. After recognizing a non-controlling interest of $3.5 million, the net assets acquired were negative $7.1 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $14.3 million. This goodwill reflects the strategic value of SLG's operations, expected synergies, and future growth potential.

Table 9: Details of Goodwill
	As of December 31,
	2025	2024
Axxum	$5,153,266	$5,153,266
Cloudburst	1,439,038	1,439,038
SLG	14,250,204	-
Goodwill	$20,842,508	$6,592,304
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
As of December 31, 2025, the stated rate of interest of the Revolving Line of Credit was 8.50%. The outstanding balance of the Revolving Line of Credit was $2,933,396 and $3,249,067, respectively, as of December 31, 2025 and 2024.
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
Under the Loan and Security Agreement, Axxum is subject to the following affirmative loan covenants: (i) on or after December 31, 2017 but prior to June 30, 2018, minimum tangible net worth (net liability) of $2,250,000; on or after June 30, 2018 but prior to June 30, 2019, minimum tangible net worth (net liability) of $1,250,000; on or after June 30, 2019 but prior to December 31, 2019, minimum tangible net worth (net liability) of $950,000; on or after December 31, 2019 but prior to June 30, 2020, minimum tangible net worth (net asset) of $1,750,000; on or after June 30, 2020 but prior to December 31, 2020, minimum tangible net worth (net asset) of $2,500,000; on or after December 31, 2020 but prior to June 30, 2021, minimum tangible net worth (net asset) of $3,000,000; on or after June 30, 2021 but prior to December 31, 2021, minimum tangible net worth (net asset) of $3,500,000; on or after December 31, 2021, minimum tangible net worth (net asset) of $5,000,000, (ii) interest coverage ratios must be greater than 1.25-to-1, measured on quarterly basis, using a rolling four-quarter basis, beginning with the fiscal quarter ending December 31, 2017, (iii) the Company and Axxum must achieve minimum consolidated earnings before tax interest, tax, depreciation and amortization of ("EBITDA") greater than $300,000 per quarter, and (iv) annual capital expenditures must be less than $50,000. Management conferred with the bank regarding the covenants and determined that the Company was in compliance after giving effect to clarification in the definitions and formulas set forth by the bank in regard to the calculation of the above covenants.
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
On October 1, 2025, the Company fully paid off the Loan and Security Agreement. The Company has categorized balances due within one operating period as current and those payments due after one operating period as long-term. As of December 31, 2024, the Company recorded bank loan-current portion of $774,095, net of debt discount of $1,097.
Pledge Agreement
On November 22, 2017, concurrent with Axxum's procurement of the above-mentioned Revolving Line of Credit and Loan and Security Agreement, Axxum entered into a pledge agreement (the "Pledge Agreement"). The following pledges of collateral and credit enhancement were made by Axxum and the Company as the sole member of Axxum: (i) the Company equity ownership in Axxum and (ii) all of Axxum's assets, such as accounts, instruments, equipment, fixtures, deposit accounts, letter of credit rights, and any other assets. All future debt is subordinated to the bank term loan until the term loan is repaid in full. Personal guarantees have also been made by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the term loan.
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
11. LOANS PAYABLE

Table 11: Details of Loans Payable
	As of December 31,
	2025	2024
Loan payable - Cycurion	$405,314	$405,314
Loan payable - SLG	264,379	-
Economic injury disaster loan - Cycurion	150,000	150,000
Economic injury disaster loan - SLG	150,000	-
Total loans payable	969,693	555,314
Less: Current portion of long-term debt	669,693	408,516
Long-term debt	$300,000	$146,798
Loan payable - Cycurion
On March 20, 2023, the Company entered into a receivable purchase agreement (the "RPA Loan") for cash received of $0.3 million, with a specified interest rate of 8.00%, due January 20, 2024. The RPA Loan requires weekly payments of $15,302, until $0.5 million is repaid. As of both December 31, 2025 and 2024, the loan balance is $0.4 million. The loan is in default and management is working to settle the debt.

EIDL Loan - Cycurion
On July 16, 2020, the Company executed the standard loan documents required for securing loans (the "EIDL Loan - Cycurion") offered by the U.S. Small Business Administration (the "SBA") under its Economic Injury Disaster Loan ("EIDL") assistance program in light of the impact of the COVID-19 pandemic on the Company's business. The principal amount of the EIDL Loan - Cycurion is $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL Loan - Cycurion. Installment payments, including principal and interest, are due monthly beginning July 16, 2021 in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL Loan - Cycurion.
EIDL Loan - SLG
On September 30, 2020, the Company executed the standard loan documents required for securing loans (the "EIDL Loan - SLG") offered by the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company's business. The principal amount of the EIDL Loan - SLG is $150,000, with the proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL Loan - SLG. Installment payments, including principal and interest, are due monthly beginning January 1, 2023 in the amount of $731. The balance of principal and interest is payable 30 years from the date of the EIDL Loan - SLG.
Loan Payable - SLG
In 2022 and 2023, the Company entered into non-recourse agreements with a lender to sell future cash receipts. Under the agreement, the Company was required to make daily payments. The terms were renegotiated to monthly payments in 2023. As of December 31, 2025, the balance on the loan is $264,379. The loan is in default and management is working to settle the debt.
12. CONVERTIBLE NOTES

Table 12: Details of Convertible Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate	Maturity (Calendar Year)
Balance as of December 31, 2024	$—	$—	$—
Issuance	440,217	(53,717)	386,500	18.0%	2026
Amortization	—	4,476	4,476
Balance as of March 31, 2025	440,217	(49,241)	390,976	18.0%	2026
Issuance	2,050,000	(60,000)	1,990,000	15.1%	2026
Conversion to equity	(2,490,217)	82,465	(2,407,752)	18.0%	2026
Amortization	—	26,776	26,776
Balance as of June 30, 2025	—	—	—
Issuance	—	—	—
Balance as of September 30, 2025	—	—	—
Issuance	192,897	—	192,897	12.0%	2027
Balance as of December 31, 2025	$192,897	$—	$192,897
During the first quarter of 2025, the Company issued convertible notes in the amount of 440,217 for proceeds of 386,500 to three unaffiliated investors. The notes had a one year term and carried an annual interest rate of 18.0%.
During the second quarter of 2025, the Company issued convertible notes in the amount of 2.1 million for proceeds of 2.0 million. All convertible notes were fully converted to Series G Convertible Preferred Stock. See Note 17 – Equity.
During the fourth quarter, the Company issued convertible notes in the amount of $192,897 to one investor, Yield Point LLC. These notes were issued in connection with the repayments of two promissory notes. No cash was received or paid by the Company. This convertible note carries an annual interest rate of 12.0% and has a one year term.

13. PROMISSORY NOTES

Table 13.1: Details of Promissory Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate
Balance as of December 31, 2024	$2,498,369	$(11,380)	$2,486,989	16.6%
Issuance	690,558	(77,358)	613,200	13.5%
Repayment	(20,000)	—	(20,000)	35.0%
Amortization	36,667	21,297	57,964
Balance as of March 31, 2025	3,205,594	(67,441)	3,138,153	15.8%
Conversion to equity	(456,500)	—	(456,500)	24.0%
Repayment	(50,000)	—	(50,000)	24.0%
Amortization	—	37,973	37,973
Balance as of June 30, 2025	2,699,094	(29,468)	2,669,626	14.3%
Repayment	(31,579)	—	(31,579)	12.0%
Amortization	—	20,616	20,616
Balance as of September 30, 2025	2,667,515	(8,852)	2,658,663	14.3%
Conversion to a convertible note	(166,666)	-	(166,666)	10.0%
Amortization	—	7,665	7,665
Balance as of December 31, 2025	$2,500,849	$(1,187)	$2,499,662	14.3%

Table 13.2: Details of Loans Payable
	As of December 31,		Weighted Average Interest Rate	Maturity (Calendar Year)
	2025	2024
Note issued in 2017	$250,000	$250,000	4.0%	2020
Note issued in 2020	300,000	300,000	24.0%	2021
Note issued in 2021	400,000	400,000	24.0%	2021 - 2022
Notes issued in 2023	611,111	1,067,611	24.0%	2023
Notes issued in 2024	319,180	480,758	10.7%	2025
Notes issued in 2025	620,558	-	12.0%	2025 -2026
Funded loans payable	2,500,849	2,498,369	17.3%
Less: Unamortized debt-issuance costs and discounts	(1,187)	(11,380)
Total loans payable	$2,499,662	$2,486,989
14. SUBORDINATED CONVERTIBLE PROMISSORY NOTES
On March 22, 2022, the Company issued subordinated convertible promissory notes with principal value of $526,315 to six investors. While subordinate to bank lender the notes are secured by The Company's assets. The Company issued to an independent director a $236,842 subordinated convertible note. The Company issued to an otherwise unaffiliated investors of subordinated convertible notes in principal amounts of $52,631 to three investors, $105,263 to a fifth investor and $26,315 to a sixth investor. The notes carry annual interest rate of 8% that commenced upon funding date through the date of repayment.
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

During the first quarter of 2025, the Company issued shares of preferred stock and warrants in exchange of the outstanding convertible promissory notes which had an aggregate principal amount of $3,333,335 and accrued interest of $299,259. As a part of this conversion, the Company issued 222,222 shares of Series D Convertible Preferred Stock and 242,424 Series D warrants to seven unaffiliated note holders. As a result, the Company recorded gain on settlement of debt of $299,259, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within 'Gain on debt settlement, net'.
15. FACTORING LIABILITY
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
Accordingly, pursuant to ASC 860-20-55-24, the Company recognized a factoring liability to the lenders until the accounts receivables are collected. As of December 31, 2025 the factoring liability was $1.5 million. As of December 31, 2024, there was no factoring liability recorded.
16. SERIES A CONVERTIBLE PREFERRED STOCK
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
As a part of the Business Combination with Western, the Company issued 106,816 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, in connection with the conversion and settlement of previously outstanding securities mentioned above. Refer to Note 17 for the characteristic of newly issued Series A Convertible Preferred Stock.
17. EQUITY
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
Mezzanine Equity
As of December 31, 2025 and 2024, there are zero and 5,796 shares of common stock subject to possible redemption, respectively.
Stockholders’ Equity
Series A Convertible Preferred Stock
The Company has authorized 110,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share.

Voting Rights: The holders of Cycurion's Series A Convertible Preferred Stock have voting rights on an as-if-converted-to-common-stock basis and as required by law (including without limitation, the Delaware General Corporation Law (the "DGCL") and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series A Convertible Preferred Stock.
Dividend Rights: Holders of shares of our Series A Convertible Preferred Stock shall be entitled to receive dividends at the rate of twelve percent (12%) per annum of the per-share stated value ($1.45 per share). The dividends shall be paid payable quarterly in arrears in shares of common stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.
Conversion Rights: Shares of Cycurion’s Series A Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series A Convertible Preferred Stock-for-one share of common stock, subject to adjustment.
Liquidation Preference: Holders of shares of Cycurion's Series A Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series A Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series A Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.
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
As part of the Business Combination with Western during the year ended December 31, 2025, the Company issued to unaffiliated investors a total of 106,816 preferred shares, which were converted into common stock.
As of both December 31, 2025 and 2024, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.
Series B Convertible Preferred Stock
The Company has authorized 3,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of Cycurion's Series B Convertible Preferred Stock shall not have any voting rights except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series B Convertible Preferred Stock.
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
During the year ended December 31, 2025, a total of 2,999 Series B Convertible Preferred Stock were converted into 199,955 shares of common stock.
As of December 31, 2025 and 2024, there were 1 and 3,000 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.
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
Conversion Rights: The shares of our Series C Convertible Preferred Stock may be converted into shares of our common stock at a ratio of approximately 20 shares of common stock for every one share of our Series C Convertible Preferred Stock, or an aggregate of 99,077 shares of our common stock, assuming full conversion. In connection with conversions, each holder of our Series C Convertible Preferred Stock is subject to a "beneficial ownership limitation" of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to that conversion, which limitation may be increased by the holder to not more than 9.99% on 61 days’ advanced notice to us.
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
As part of the Business Combination with Western during year ended December 31, 2025, the Company issued a total of 4,851 shares of Series C Convertible Preferred Stock in exchange of existing 1,356,586 shares of Cycurion common stock and 406,969 Warrants.

As of December 31, 2025 and 2024, there were 4,851 shares of Series C Convertible Preferred Stock issued and outstanding.
Series D Convertible Preferred Stock
The Company has authorized 6,666,700 shares of Series D Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of Cycurion's Series D Convertible Preferred Stock shall not have any voting rights except as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series D Convertible Preferred Stock.
Dividend Rights: Holders of shares of Cycurion's Series D Convertible Preferred Stock shall be entitled to receive, and Cycurion shall pay, dividends on shares of Series D Convertible Preferred Stock (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.
Conversion Rights: Shares of Cycurion's Series D Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series D Convertible Preferred Stock-for-one share of common stock, subject to adjustment.
Liquidation Preference: Holders of shares of Cycurion's Series D Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series D Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series D Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.
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
During the year ended December 31, 2025, a total of 6,516,666 shares of Series D Convertible Preferred Stock were converted into 217,220 shares of common stock.
As of December 31, 2025 and 2024, there were 150,000 and zero shares of Series D Convertible Preferred Stock issued and outstanding, respectively.
Series E Convertible Preferred Stock
The Company has authorized 100 shares of Series E Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of Cycurion's Series E Convertible Preferred Stock shall have voting rights on an as-if-converted-to-common stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for Cycurion’s Series E Convertible Preferred Stock.
Dividend Rights: Holders of shares of Cycurion's Series E Convertible Preferred Stock shall be entitled to receive, and Cycurion shall pay, dividends on shares of Series E Convertible Preferred Stock (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.
Conversion Rights: Shares of Cycurion's Series E Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series E Convertible Preferred Stock-for-one share of common stock, subject to adjustment.

Liquidation Preference: Holders of shares of Cycurion's Series E Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up of Cycurion, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, of Cycurion an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon, for each share of Series E Convertible Preferred Stock before any distribution or payment shall be made to the holders of common stock, and, if the assets of Cycurion shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of shares of Series E Convertible Preferred Stock shall be ratably distributed among them in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.
Protective Provisions: As long as any shares of Series E Convertible Preferred Stock are outstanding, Cycurion shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series E Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series E Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for Cycurion's Series E Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series E Convertible Preferred Stock, (c) increase the number of authorized shares of Series E Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
As part of the Management Services Agreement and a Release agreement with Ed Burns, the Company issued to the majority shareholder a total of 51 preferred shares of Series E Convertible Preferred Stock as consideration for the transaction during the year ended December 31, 2025.
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
Series G Convertible Preferred Stock Activity
Cycurion has engaged in a strategic recapitalization to strengthen its balance sheet and support growth initiatives. The Company entered into agreements with certain investors to exchange $3.2 million aggregate principal amount of convertible indebtedness for an aggregate of 3,133 shares of Series G Convertible Preferred Stock. These transactions convert a substantial portion of Cycurion's debt into preferred equity, which provides additional capital to support business growth. For more information, please see "Exchange Agreements and Registration Rights Agreements" below.
Exchange Agreements and Registration Rights Agreements
On August 12, 2025, the Company entered into an exchange agreement with Alpha Capital Anstalt (the "Alpha Capital Anstalt Exchange Agreement") and a registration rights agreement. Pursuant to the Alpha Capital Anstalt Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby Alpha Capital Anstalt will exchange $366,050 in debt for an aggregate of 366 shares of Series G Convertible Preferred Stock.
On August 12, 2025, the Company entered into an exchange agreement with M2B Funding Corp. (the "M2B Funding Corp. Exchange Agreement") and a registration rights agreement. Pursuant to the M2B Funding Corp. Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby M2B Funding Corp. will exchange $672,077 in debt for an aggregate of 672 shares of Series G Convertible Preferred Stock.
On August 12, 2025, the Company entered into an exchange agreement with ADI Funding (the "ADI Funding Exchange Agreement") and a registration rights agreement. Pursuant to the ADI Funding Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby ADI Funding will exchange $347,730 in debt for an aggregate of 348 shares of Series G Convertible Preferred Stock.
On August 12, 2025, the Company entered into an exchange agreement with Deltennium (the "Deltennium Exchange Agreement") and a registration rights agreement. Pursuant to the Deltennium Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby Deltennium will exchange $617,667 in debt for an aggregate of 618 shares of Series G Convertible Preferred Stock.
On August 12, 2025, the Company entered into an exchange agreement with Osher Capital (the "Osher Capital Exchange Agreement") and a registration rights agreement. Pursuant to the Osher Capital Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby Osher Capital will exchange $103,800 in debt for an aggregate of 104 shares of Series G Convertible Preferred Stock.

On August 12, 2025, the Company entered into an exchange agreement with Lexi London (the "Lexi London Exchange Agreement") and a registration rights agreement. Pursuant to the Lexi London Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby Lexi London will exchange $769,000 in debt for an aggregate of 769 shares of Series G Convertible Preferred Stock.
On August 12, 2025, the Company entered into an exchange agreement with ILE Associates (the "ILE Associates Exchange Agreement") and a registration rights agreement. Pursuant to the ILE Associates Exchange Agreement, the parties intended to effect a voluntary security exchange transaction whereby ILE Associates will exchange $256,333 in debt for an aggregate of 256 shares of Series G Convertible Preferred Stock.
As of December 31, 2025 and 2024, there were 143 and zero shares of Series G Convertible Preferred Stock issued and outstanding, respectively.
Common Stock
The Company has authorized 300,000,000 shares of common stock, par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.
•578,863 shares for conversion of Series A, B and D Convertible Preferred Stock
•258,464 shares for exercise of other warrants, Warrant A, B and D for $3,309,921
•25,000 shares valued at $9,000,000 for business acquisition costs
•10,894 shares valued at $1,193,634 for a settlement of debt of $2,925,803, as a result, the Company recorded loss on settlement of debt of $2,174,075, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within 'gain on debt settlement, net'
•330,869 shares valued at $5,916,777 for an employment agreement
•33,609 shares valued at $764,020 for consideration in the Management Services Agreement and a Release agreement with Ed Burns
•2,633 shares for a release of common stock subject to redemption
As of December 31, 2025 and 2024, there were 3,642,501 and 391,373 shares of common stock issued and outstanding, respectively. The 3,642,501 shares of common stock include 33,609 shares of common stock to be issued to SLG and under certain equity plans.
Warrants

Table 17.1: Details of Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding warrants, December 31, 2024	315,028	$20.64	3.0
Granted	869,992	164.96	4.7
Replacement of old warrants	(315,028)	20.64	2.9
Exercised	(234,831)	14.27	4.3
Outstanding warrants, March 31, 2025	635,161	220.67	4.7
Issued - Prefunded (equity line)	150,000	-	1.0
Exercised - Prefunded (equity line)	(83,333)	-	1.0
Exercised	(23,633)	15.00	5.0
Outstanding warrants, June 30, 2025	678,195	206.15	4.8
Exercised - Prefunded (equity line)	(66,667)	-	1.0
Outstanding warrants, September 30, 2025	611,528	228.62	4.8
Issued - Prefunded (Armistice-Prefunded)	1,670,720	-	1.0
Issued (Armistice)	3,341,439	3.62	5.0
Outstanding warrants, December 31, 2025	5,623,687	27.01	5.0
Exercisable warrants, December 31, 2025	5,623,687	$27.01	5.0

The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company's own common stock; therefore, they should be accounted for as permanent equity.
Public Warrants
As of December 31, 2025 and 2024, there were 383,333 public warrants ("Public Warrants") outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the initial public offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.
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
If and when the Public Warrants become redeemable, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of those states in which such Public Warrants were offered by us in the offering.
If we call the Public Warrants for redemption, as described above, we will have the option to require any holder that wishes to exercise its Public Warrant to do so on a "cashless basis." If we take advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering their Public Warrants for the number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the "fair market value" (defined below) by (y) the fair market value. The "fair market value" for this purpose means the average reported last sale price of the common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. If our management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the Public Warrants, including the "fair market value" in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a Public Warrant redemption. We believe this feature is an attractive option to us if we do not need the cash from the exercise of the Public Warrants.
PIPE Warrants
On January 11, 2022, concurrently with the completion of the Business Combination, pursuant to the PIPE Subscription Agreement, dated January 11, 2022 (as the same may be amended from time to time, the "PIPE Subscription Agreement") for an aggregate purchase price of $3,760,000, Western issued an aggregate of 12,533 shares of common stock issued in a private placement (the "PIPE Financing") pursuant to that certain PIPE Subscription Agreement and 12,533 shares of common stock issuable upon the exercise of certain warrants (the "PIPE Warrants") issued in the PIPE Financing.

Each outstanding whole PIPE Warrant and public warrant ("Public Warrant") issued in connection with the initial public offering of Western represents the right to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the Business Combination with Western and ending five years after the Business Combination.
The PIPE Warrants, as well as any warrants underlying additional units issued to the Western Acquisition Ventures Sponsor, LLC (the "Sponsor") or our officers, directors or their affiliates in payment of working capital loans, are identical to the Public Warrants except that the PIPE Warrants (i) will be exercisable for cash or on a cashless basis, at the holder’s option, and (ii) will not be redeemable by us, in each case so long as they are still held by the Sponsor or its permitted transferees.
As of December 31, 2025 and 2024, there were 12,533 PIPE Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The PIPE Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the initial public offering, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.
In addition, if we, at any time while the Public Warrants or PIPE Warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to the holders of common stock on account of such shares of common stock (or other shares of our capital stock into which the Public Warrants or PIPE Warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends, (c) to satisfy the redemption rights of the holders of common stock in connection with a proposed initial business combination, (d) to satisfy the redemption rights of the holders of common stock in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our common stock if we do not complete our initial business combination within 12 months from the closing of this offering (or up to 18 months from the closing of the offering at the election of the Company subject to satisfaction of certain conditions or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) or (ii) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity, or (e) in connection with the redemption of our public shares upon our failure to complete our initial business combination, then the Public Warrants and PIPE Warrants exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of common stock in respect of such event.
If the number of outstanding shares of common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of common stock issuable on exercise of each Public Warrant and PIPE Warrant will be decreased in proportion to such decrease in outstanding shares of common stock.
In case of any reclassification or reorganization of the outstanding shares of common stock (other than those described above or that solely affects the par value of such shares of common stock), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which we are the continuing corporation and that does not result in any reclassification or reorganization of our outstanding shares of common stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of ours as an entirety or substantially as an entirety in connection with which we are dissolved, the holders of the Public Warrants and PIPE Warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the Public Warrants and PIPE Warrants and in lieu of the shares of common stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the Public Warrants or PIPE Warrants (as applicable) would have received if such holder had exercised their Public Warrants or PIPE Warrant (as applicable) immediately prior to such event.
The Public Warrants and PIPE Warrants are issued in registered form under a warrant agreement between Equiniti Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants and PIPE Warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, or defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants.
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
On August 1, 2023, the Company issued 133,333 Series B Warrants with an exercise price of $15.00 with an expiration date of August 1, 2028.
On April 12, 2024, the Company issued 66,667 Series B Warrants with an exercise price of $15.00 with an expiration date of April 12, 2029.
As part of the Business Combination with Western, during the year ended December 31, 2025, the Company issued to unaffiliated investors a total of 200,000 Series B Warrants in exchange of existing 200,000 Series B Warrants having and expiration date of February 19, 2030 and an exercise price of $15.00.
Series D Warrants
On March 22, 2022, the Company issued 6,564 Series D Warrants with a subordinated convertible promissory note at an exercise price of $42.30 and an expiration date of September 22, 2027.
On November 22, 2022, the Company had issued 32,819 warrants with subordinated convertible promissory note at an exercise price of $42.30 and an expiration date of April 21, 2028.
As part of the Business Combination with Western, during the year ended December 31, 2025, the Company issued to unaffiliated investors a total of 242,424 Series D Warrants in exchange of existing 39,382 Series D Warrants having an exercise price of $15.00 and an expiration date of February 19, 2029.
Armistice Pre-Funded Warrant and Armistice Warrant
On December 4, 2025, Cycurion entered into a securities purchase agreement (the "Armistice Purchase Agreement") with a single institutional accredited investor, Armistice Capital Master Fund Ltd. ("Armistice"), pursuant to which we issued and sold to Armistice in a private placement (i) pre-funded warrants (the "Armistice Pre-Funded Warrants") to purchase up to an aggregate of 1,657,460 shares of common stock (the "Pre-Funded Warrant Shares"), and (ii) warrants (the "Armistice Warrants") to purchase up to an aggregate of 3,314,920 shares of common stock (the "Warrant Shares"). The exercise of the Warrants and the issuance of the Warrant Shares upon exercise thereof is subject to stockholder approval ("Stockholder Approval"). Stockholder Approval was received at the special general meeting of stockholders on March 19, 2026.
Each Armistice Pre-Funded Warrant was sold at an offering price of $3.62. Each Armistice Warrant has an exercise price of $3.62. The Private Placement closed (the "Closing") on December 5, 2025 (the "Closing Date").
On December 5, 2025, Cycurion entered into the Armistice Pre-Funded Warrant with Armistice that is exercisable for up to 1,657,460 shares of common stock. Each Armistice Pre-Funded Warrant has an exercise price equal to $0.0001 per share. The Armistice Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire until exercised in full.
On December 5, 2025, Cycurion entered into the Armistice Warrant with Armistice that has an exercise price equal to $3.62 per share. The Armistice Warrants will be exercisable immediately following receipt of Stockholder Approval for the issuance of the Armistice Warrants and the Warrant Shares and have an exercise price of $3.62 per share, subject to adjustment for customary events such as stock splits and fundamental transactions. The Armistice Warrants will expire five years from their initial exercise date. At any time following the initial exercise date of the Armistice Warrants, the Armistice Warrants can be exercised on a cashless basis if there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The exercise price and number of shares of common stock issuable upon exercise of the Armistice Warrant and Armistice Pre-Funded Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.
The Armistice Pre-Funded Warrants and the Armistice Warrants issued in the Armistice private placement provide that a holder of Armistice Pre-Funded Warrants or Armistice Warrants, as applicable, will not have the right to exercise any portion of its Armistice Pre-Funded Warrants or Armistice Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) or Section 16 of the Exchange Act would beneficially own in excess of 9.99% for the Armistice Pre-Funded Warrants and 4.99% for the Armistice Warrants of the number of shares of common stock outstanding immediately after giving effect to such exercise (the "Beneficial Ownership Limitation"); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The Warrants may be exercised on a cashless basis if a registration statement registering Warrant Shares is not effective. The Armistice Pre-Funded Warrants may be exercised on a cashless basis.

Subject to applicable laws, an Armistice Warrant and Armistice Pre-Funded Warrant may be transferred at the option of the holder upon surrender of the applicable warrant to us together with the appropriate instruments of transfer.
There is no trading market available for the Armistice Warrants or the Armistice Pre-Funded Warrants on any securities exchange or nationally recognized trading system. We do not intend to list the Armistice Warrants or the Armistice Pre-Funded Warrants on any securities exchange or nationally recognized trading system.
In the event of a fundamental transaction, as described in the Armistice Warrants and Armistice Pre-Funded Warrants and generally including any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, the holders of the Armistice Warrants and Armistice Pre-Funded Warrants will be entitled to receive upon exercise of the Armistice Warrants and Armistice Pre-Funded Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Armistice Warrants and Armistice Pre-Funded Warrants immediately prior to such fundamental transaction. In addition, in certain circumstances, upon a fundamental transaction, the holder will have the right to require us to repurchase its Armistice Warrants at the Black Scholes Value; provided, however, that, if the fundamental transaction is not within our control, including not approved by our Board of Directors, then the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant, that is being offered and paid to the holders of common stock in connection with the fundamental transaction.
Pursuant to the terms of the Armistice Purchase Agreement, the Company is prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into common stock for a period commencing on December 4, 2025 and expiring 90 days from the Effective Date (as defined in the Armistice Purchase Agreement). Furthermore, the Company is also prohibited from entering into any agreement to issue common stock or Common Stock Equivalents (as defined in the Armistice Purchase Agreement) involving a Variable Rate Transaction (as defined in the Armistice Purchase Agreement), subject to certain exceptions, for a period commencing on December 4, 2025 and expiring 90 days from such Effective Date. The Effective Date is defined in the Armistice Purchase Agreement as the earliest of the date that (a) the initial registration statement has been declared effective by the SEC, (b) all of the Pre-Funded Warrant Shares and Warrant Shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one year anniversary of the Closing provided that a holder of Pre-Funded Warrant Shares or Warrant Shares is not an affiliate of the Company, or (d) all of the Pre-Funded Warrant Shares and Warrant Shares may be sold pursuant to an exemption from registration under the Securities Act without volume or manner-of-sale restrictions and Company counsel has delivered to such holders a standing written opinion that resales may then be made by such holders of the Pre-Funded Warrant Shares and Warrant Shares pursuant to such exemption which opinion shall be in form and substance reasonably acceptable to such holders.
The Armistice Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, including for liabilities arising under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Armistice Purchase Agreement were made only for the purposes of such agreements and as of the specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.
Yield Point NY LLC Pre-Funded Warrant
On April 7, 2025, Cycurion entered into an equity purchase agreement (the "Equity Purchase Agreement") with Yield Point NY LLC (the "Yield Point") relating to up to 4,500,000 shares of common stock issuable to Yield Point upon exercise of a pre-funded warrant ("Yield Point Pre-Funded Warrant") issued as its commitment fee ("Commitment Fee") under the Equity Purchase Agreement.
The Yield Point Pre-Funded Warrant was offered for the Commitment Fee in connection with the Equity Purchase Agreement for shares of common stock, and provides that the holder may not exercise any portion of the Yield Point Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99%, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice. The exercise price for each share of common stock underlying the Yield Point Pre-Funded Warrant is $0.0001. The Yield Point Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Yield Point Pre-Funded Warrant is exercised in full.
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
Seward & Kissel LLP Pre-Funded Warrant
On February 14, 2025, Cycurion entered into pre-funded warrant with Seward & Kissel LLP that is exercisable for approximately $1.3 million in shares of common stock, or up to 83,333 shares of common stock (the "Seward & Kissel Pre-Funded Warrant"); provided that once the net proceeds from the sale of the shares equals the $1.3 million in legal fees and expenses (the "Legal Fees"), the remaining shares of common stock, including such common stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to Cycurion.
The Seward & Kissel Pre-Funded Warrant provides that the holder may not exercise any portion of the Seward & Kissel Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% upon 61 days' prior notice. The exercise price for each share of common stock underlying the Seward & Kissel Pre-Funded Warrant is $0.0001. The Seward & Kissel Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Seward & Kissel Pre-Funded Warrant is exercised in full.
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
Other Warrants
On March 8, 2022, the Company issued 17,636 warrants to the originators of $700,000 of investor notes at exercise price of $0.92, which all were exercised in 2026.
As part of the Business Combination with Western, during the year ended December 31, 2025, the Company issued to unaffiliated investors a total of 9,006 warrants in exchange of existing 17,636 warrants having an expiration date of February 19, 2029 and an exercise price of $9.59121.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's shares of common stock sold in the initial public offering of Western feature certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events.

Table 17.2: Details of Common Stock Subject to Possible Redemption
	Number of Shares	Amount
Common stock subject to possible redemption as of December 31, 2024	5,796	$1,917,309
Less:
Redemption	(3,163)	(1,001,216)
Release of common stock subject to redemption	(2,633)	(916,093)
Common stock subject to possible redemption as of December 31, 2025	-	$-

18. CONCENTRATIONS, RISKS AND UNCERTAINTIES
Credit risk
The Company's primary bank deposits are located in the United States. Those deposits are provided protection under FDIC insurance up to maximum of $250,000. Any deposits in excess of the aforementioned maximum are at risk of loss if those banks become insolvent. The Company is subject to risk borne from credit extended to customers.
Interest risk
The Company is subject to interest rate risk when its loans become due and require refinancing or if the prime rate adjusts, as the Company's loans are based on adjustable interest rates.
Inflation risk
Management monitors changes in prices levels. Historically, inflation has not materially impacted the Company's financial statements; however, significant increases in the cost of labor that cannot be passed on to the Company's customers could adversely impact the Company's results of operations.
Concentration risks

Table 18.1: Revenue Concentration by Customer - Based on % of Revenue
	For the Year Ended December 31,
	2025		2024
Customer	Amount	%	Amount	%
A	$4,576,315	30.2%	$3,584,564	20.2%
B	$2,504,836	16.6%	$2,167,024	12.2%
C	$1,300,680	8.6%	$2,652,925	14.9%
D	$1,378,738	9.1%	$2,934,031	16.5%

Table 18.2: Accounts Receivable Concentration by Customer - Based on % of Accounts Receivable, Net
	December 31, 2025
Customer	Amount	%
1	$768,954	29%
2	$479,151	18%
3	$373,236	14%
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
19. FAIR VALUE DISCLOSURES
The Company estimates the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2025 and 2024, the carrying value reported in the consolidated balance sheet for the Company's notes payable approximated its fair value.
There were no assets or liabilities recorded at fair value on a recurring basis as of December 31, 2025. As of December 31, 2024, the Company had recorded liabilities at fair value on a recurring basis for subordinated convertible promissory notes and Series A Convertible Preferred Stock and equity warrants at fair value on a recurring basis. The subordinated convertible promissory notes carry an interest rate that is indicative of the Company's overall borrowing cost and the length of time until maturity is not expected to significantly impact their value. The convertible preferred stock, which is akin to debt, has been discounted to its presented carrying value in accordance with the debt discounts and redemption premiums recognized.

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

Table 19: Fair Value Hierarchy - 2024
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Subordinated convertible promissory notes	$-	$-	$5,490,324	$5,490,324
Series A Convertible Preferred Stock	-	-	1,294,117	1,294,117
Total liabilities	$-	$-	$6,784,441	$6,784,441
Equity:
Warrants	$-	$-	$2,687,074	$2,687,074
Total equity	$-	$-	$2,687,074	$2,687,074
20. RELATED PARTY TRANSACTIONS
Promissory Note – Related Party
On September 20, 2024, the Company entered into a promissory note with Western Acquisition Ventures Sponsor, LLC (the "Sponsor") for $230,000, pursuant to which the Company can borrow up to an aggregate cash amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. During the year ended December 31, 2024, the Company borrowed the full $255,556, with a discount of $25,556, resulting in net proceeds of $230,000. The Company amortized the discount of 25,556 fully in 2025. Additionally, the company has an accrued interest balance of $32,867 related to these notes as of December 31, 2025. These notes are presented with other promissory notes on the balance sheet.
Personal guarantees were entered by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as officers and stockholders of the Company in support of the Main Street Bank Loan and Security Agreement.
Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $99,653 and $119,279 for the years ended December 31, 2025 and 2024, respectively.
Loans Payable - Related Parties

Table 20: Details of Loans Payable - Related Party
	As of December 31,		Weighted Average Interest Rate	Maturity (Calendar Year)
	2025	2024
Loans issued to directors in 2023	$103,400	$130,900	24.0%	2023
Loan to a director issued in 2024	20,250	20,250	24.0%	2025
Funded loans payable - related party principal	123,650	151,150
Less: Unamortized debt-issuance costs and discounts	-	(3,062)
Loans payable - related party - current	$123,650	$148,088
During the year ended December 31, 2025, the Company recorded amortization of debt discount of $3,062, compared to zero U.S. dollars for the year ended December 31, 2024. It is also noted that the paydown in 2025 resulted in the total loans being only to one director as of December 31, 2025.

21. EARNINGS PER SHARE

Table 21.1: Details of Basic and Dilutive (Loss)/Earnings Per Share
	For the Year Ended December 31,
	2025	2024
Basic net (loss)/income per share:
Numerator
Net (loss)/income including non-controlling interests	$(24,059,084)	$1,229,601
Less: Net loss attributable to non-controlling interest	(393,376)	-
Net (loss)/income attributable to common stockholders - basic	(23,665,708)	1,229,601
Denominator
Weighted average shares outstanding - basic	1,760,310	282,437
Basic net (loss)/income per share attributable to common stockholders	$(13.44)	$4.35
Diluted net (loss)/income per share:
Numerator
Net (loss)/income attributable to common stockholders - basic	$(23,665,708)	$1,229,601
Add back interest for subordinated convertible promissory note	43,333	276,667
Net (loss)/income attributable to common stockholders - diluted	$(23,622,375)	$1,506,268
Denominator
Weighted average shares outstanding - basic	1,760,310	282,437
Weighted-average effect of potentially dilutive securities:
Conversion of subordinated convertible promissory note	3,333	58,347
Conversion of Series A Convertible Preferred Stock	-	70,203
Conversion of Series B Convertible Preferred Stock	-	175,182
Conversion of Series C Convertible Preferred Stock	-	1,212
Exercise of investor and placement agent warrants	-	317,548
Weighted average shares outstanding - diluted	1,763,643	904,929
Dilutive net (loss)/income per share attributable to common stockholders	$(13.39)	$1.66

Table 21.2: Details of Potentially Dilutive Effect of Securities Excluded from Dilutive EPS due to Anti-Dilutive Effect
	For the Year Ended December 31,
	2025	2024
Conversion of Series A Convertible Preferred Stock	92,332	-
Conversion of Series B Convertible Preferred Stock	28,090	-
Conversion of Series C Convertible Preferred Stock	1,202	-
Conversion of Series D Convertible Preferred Stock	10,092	-
Conversion of Series E Convertible Preferred Stock	2	-
Exercise of investor and placement agent warrants	922,845	317,548
22. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company may be a party to litigation or claims arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management believes that the outcome of such known matters will not have a material adverse effect on the Company's financial condition and results of operations.
Management does not believe that there are any litigation or claims that would have a material adverse effect on the business, or the consolidated financial statements of the Company as of December 31, 2025.

Registration Rights
The holders of Founder Shares, Private Placement Units, and units that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement that was signed on the date of the IPO. These holders will be entitled to certain demand and "piggyback" registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Business Combination Marketing Agreement
The Company entered into a business combination marketing agreement on January 11, 2022 (the "Business Combination Marketing Agreement") with A.G.P. whereby A.G.P. is to act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business' attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholders' approval for a Business Combination, and assist the Company with its press releases and public filings in connection with a Business Combination. The Company was to pay A.G.P. a fee for such marketing services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of the IPO, or $5,175,000 in the aggregate (exclusive of any applicable finders’ fees that might become payable). The Business Combination Marketing Agreement will be terminated upon entry into the Advisory Agreement (defined below).
Advisory Agreement with A.G.P.
A.G.P. was a financial advisor to both Western in connection with the Business Combination transaction. Upon the completion of the Business Combination, A.G.P.: (i) received a cash fee of $500,000 shares of common stock and warrants to purchase 16,667 shares of common stock at an exercise price of $150.00 per share. Pursuant to the advisory agreement (the "Advisory Agreement"), Western shall pay A.G.P. a total transaction fee equal to $2,500,000 (the "Transaction Fee") upon the closing of the Business Combination. The Transaction Fee will be payable in the form of preferred shares of Cycurion that are convertible into 16,667 shares of common stock (such preferred shares or the common stock into which they convert, the "Transaction Fee Shares"), for a price per share of common stock equal to $5.00. A portion of the Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.
The Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Convertible Preferred Stock is converted into shares of the combined Company’s common stock and (ii) three months from February 14, 2025, which was the closing date of the de-SPAC (the "Lock-Up Termination Date"). After the Lock-Up Termination Date, A.G.P. may convert the Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.'s sales of Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Convertible Preferred Stock outstanding as of the closing is converted into shares of our common stock.
The parties amended the Advisory Agreement (the "Amended Advisory Agreement"), pursuant to which Western shall pay A.G.P. the Transaction Fee in the form of preferred shares of Cycurion that are convertible into 166,667 shares of common stock (such preferred shares or the common stock into which they convert, the "Amended Transaction Fee Shares"), for a price per share of common stock of $0.50. A portion of the Amended Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.
The Amended Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Convertible Preferred Stock is converted into shares of the Combined Company's common stock and (ii) six months from the Lock-Up Termination Date. After the Lock-Up Termination Date, A.G.P. may convert the Amended Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.'s sales of Amended Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Convertible Preferred Stock outstanding as of the closing is converted into shares of our common stock.
Upon the execution of the Advisory Agreement, the Business Combination Marketing Agreement, dated January 11, 2022, between Western and A.G.P. in which Western and Cycurion Sub caused the combined company to issue to A.G.P. 8,333 shares of common stock of the combined company in full satisfaction of the fees, was terminated, and such shares of common stock extinguished in their entirety.

Agreements with Seward & Kissel LLP
On November 27, 2024, we entered into a revised engagement letter (the "Revised Engagement Letter") with Seward & Kissel LLP ("Seward & Kissel"), pursuant to which Western and Cycurion agreed to pay approximately $1.3 million of its outstanding legal fees and expenses ("Legal Fees") in shares of common stock in connection with the Business Combination. Following the closing of the Business Combination on February 14, 2025 and in connection with the Revised Engagement Letter, we issued to Seward & Kissel 8,333 shares of common stock and a pre-funded warrant that is exercisable for approximately $1.3 million in shares of common stock (the "Seward & Kissel Pre-Funded Warrant"); provided that once the net proceeds from the sale of the shares equals the Legal Fees, the remaining shares of common stock, including such common stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to the Cycurion. We plan to enter into an exchange agreement with Seward & Kissel to exchange the Seward & Kissel Pre-Funded Warrant for a convertible promissory note that is convertible into such number of shares equal to the Legal Fees.
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
The Seward & Kissel Pre-Funded Warrant provides that the holder may not exercise any portion of the Seward & Kissel Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% upon 61 days' prior notice. The exercise price for each share of common stock underlying the Seward & Kissel Pre-Funded Warrant is $0.0030. The Seward & Kissel Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Seward & Kissel Pre-Funded Warrant is exercised in full.
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
Equity Line of Credit
Equity Purchase Agreement
On April 7, 2025 (the "Execution Date"), we entered into the Equity Purchase Agreement with Yield Point NYC LLC ("Yield Point"). Under the Equity Purchase Agreement, we have the right, but not the obligation, to direct Yield Point to purchase up to $60.0 million (the "Maximum Commitment Amount") in shares of our common stock upon satisfaction of certain terms and conditions contained in the Equity Purchase Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the shares of Put Stock (defined below) and the shares of Commitment Stock (defined below) and additional shares to be sold to Yield Point from time to time under the Equity Purchase Agreement. The term of the Equity Purchase Agreement began on the Execution Date and ends on the earlier of (i) the date on which Yield Point shall have purchased shares of common stock issued, or that we shall be entitled to issue, per any applicable Put Notice (defined below) in accordance with the terms and conditions of the Equity Purchase Agreement (the "Put Stock") equal to the Maximum Commitment Amount, (ii) the date that is twelve (12) months from the date the registration statement is declared effective, (iii) written notice of termination by us to Yield Point (which shall not occur at any time that Yield Point holds any of the shares of Put Stock), or (iv) written notice of termination by Yield Point to us pursuant to (the "Commitment Period").
During the Commitment Period, we may direct Yield Point to purchase shares of Put Stock by delivering a notice (a "Put Notice") to Yield Point. We shall, in our sole discretion, select the number of shares of Put Stock requested in each Put Notice. However, such amount may not exceed the Maximum Put Amount (as defined in the Equity Purchase Agreement). The purchase price to be paid by Yield Point for the shares of Put Stock will be ninety percent (90%) of the lowest trade of the common stock on the Principal Market during the Valuation Period (as defined in the Equity Purchase Agreement).

In consideration for Yield Point's execution and delivery of, and performance under the Equity Purchase Agreement, on the Execution Date, we, in our discretion, either were to (i) pay to Yield Point in cash $1.8 million ("Commitment Cash") or (ii) issue the Yield Point Pre-Funded Warrant (as defined below) to Yield Point in a form acceptable to Yield Point in its sole discretion and having an exercise price per share of $0.0030, for Yield Point's purchase of shares of common stock (the "Commitment Stock") having a value of $1.8 million based on closing price of the common stock on April 6, 2025. We chose to issue the Pre-Funded Warrant. All of the shares of Commitment Stock were fully earned as of the Execution Date, and the issuance of the shares of Commitment Stock is not contingent upon any other event or condition, including, without limitation, the effectiveness of the Initial Registration Statement (defined below) or our submission of a Put Notice to Yield Point and irrespective of any termination of the Equity Purchase Agreement.
In accordance with the Equity Purchase Agreement, a registration statement on Form S-1 (the "Initial Registration Statement") covering only the resale of the shares of Put Stock and Commitment Stock was filed with the SEC on May 7, 2025.
Pre-Funded Warrant
The pre-funded warrant with Yield Point (the "Yield Point Pre-Funded Warrant") certifies that, for value received, Yield Point is entitled to be issued up to 150,000 shares of common stock as its commitment fee ("Commitment Fee") and has an initial exercise price of $0.003 per share. The Yield Point Pre-Funded Warrant was offered for the Commitment Fee in connection with the Equity Purchase Agreement for shares of common stock, and provides that the holder may not exercise any portion of the Yield Point Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99%, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice. The exercise price for each share of common stock underlying the Yield Point Pre-Funded Warrant is $0.003. The Yield Point Pre-Funded Warrant is immediately exercisable upon issuance and may be exercised at any time until the Yield Point Pre-Funded Warrant is exercised in full.
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
During the year ended December 31, 2025, 150,000 of these shares have been exercised, therefore as of December 31, 2025, all Yield Point Pre-Funded Warrants have been exercised.
Registration Rights Agreement
On April 7, 2025 (the "RRA Execution Date"), in connection with the Equity Purchase Agreement, we entered into a registration rights agreement with Yield Point (the "Registration Rights Agreement"), pursuant to which we shall, by May 7, 2025, file with the SEC the Initial Registration Statement covering the maximum number of (i) shares of Commitment Stock, (ii) shares of Put Stock, which have been, or which may, from time to time be issued, including without limitation all of the shares of common stock which have been issued or will be issued to Yield Point under the Equity Purchase Agreement (without regard to any limitation or restriction on purchases), and (iii) any and all shares of capital stock issued or issuable with respect to the Put Stock, Commitment Stock, and the Equity Purchase Agreement as a result of any stock split, combination, stock dividend, recapitalization, exchange, or similar event, or otherwise, without regard to any limitation on purchases under the Equity Purchase Agreement (the "Registrable Securities"), as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations, and interpretations so as to permit the resale of the Registrable Securities by Yield Point, including, but not limited to, under Rule 415 at then-prevailing market prices (and not fixed prices). The Initial Registration Statement shall register only Registrable Securities. The Initial Registration Statement and any amendment thereto was declared effective by the SEC in May 2025.
Non-Redemption Agreement
On August 6, 2024, the Company, Western Acquisition Ventures Sponsor, LLC (the "Sponsor") and RiverNorth SPAC Arbitrage Fund, LP (the "RiverNorth") entered into a non-redemption agreement (the "Non-Redemption Agreement") whereby the Sponsor plans to transfer to RiverNorth 167 shares each month over the next three months for agreeing not to redeem the 3,327 that it currently holds prior to the business combination.

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
Retention Packages
On June 16, 2025, the Board of Directors approved a retention package for L. Kevin Kelly, Chief Executive Officer, and Alvin McCoy III, Chief Financial Officer, and issued each officer 100,000 shares of common stock under the Company's 2025 Equity Incentive Plan.
Inflation Reduction Act of 2022)
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company's ability to complete a business combination.

As of December 31, 2025 and 2024, the Company’s stockholders have redeemed a total of 380,701 and 377,537 shares of common stock resulting in $1.2 million and $1.2 million of excise tax liability, calculated as 1% of the value of the shares redeemed, respectively
23. SUBSEQUENT EVENTS
The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through March 31, 2026. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.
On January 22, 2026, the Company announced that it has entered into a Memorandum of Understanding to acquire the video-solutions division of Kustom Entertainment, Inc., a pioneer in mobile video surveillance technologies, including body-worn cameras, in-car video systems, and digital evidence management solutions for law enforcement, public safety, and commercial sectors.
On February 3, 2026, the Company announce that Litchfield Hills Research has initiated coverage on Cycurion.
On February 11, 2026, the Company announced a strategic business reorganization that will streamline operations, enhance organizational agility, and position the Company for long-term growth.
On March 19, 2026, the Company held a special meeting of stockholders (the "Special Meeting") to vote on the proposals identified in the proxy statement filed with the SEC and mailed to stockholders on February 2, 2026. As of the record date on January 21, 2026, there were a total of 5,148,411 shares of Voting Stock (as defined below) issued and outstanding, consisting of 4,188,187 shares of common stock, par value $0.0001 per share (the “common stock”), and 960,224 shares of preferred stock, par value $0.0001 per share, having voting rights on as as-if-converted-to- common stock basis (the “Preferred Voting Stock”, and together with the common stock, the “Voting Stock”), each of which is entitled to one vote. A total of 2,611,518 shares of the Company’s Voting Stock were represented at the Special Meeting either in person or by proxy. At the Special Meeting, the Company’s stockholders voted on the following matters and approved the proposal to approve, pursuant to Nasdaq Listing Rule 5635(d), the issuance of up to an aggregate of 3,314,920 shares of common stock upon the exercise of certain common stock purchase warrants issued in connection with our private placement that closed on December 5, 2025, that may be equal to or exceed 20% of our outstanding shares of common stock immediately prior to such offering.
On March 17, 2026, the Company issued a press release in response to an unauthorized press release.
On March 25, 2026, the Company announced two new contract awards which are expected to generate approximately $1.35 million in combined revenue in 2026, including $1.165 million in new annual recurring revenue. The awards include a multi-year engagement with a large healthcare government agency and an expanded relationship with the National Association of County and City Health Officials.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that:
a.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
b.Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of December 31, 2025, and has concluded that our internal control over financial reporting was effective.
Although our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of the Registered Public Accounting Firm
Pursuant to rules of the SEC that permit us to provide only our management's report in this Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Item 9B. Other Information
(a)None.
(b)During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2026 Annual Meeting of Shareholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2025.
We have adopted a Code of Ethics, and we rely on our board of directors to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board of directors reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to the board of directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If the board of directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. The board of directors approves or ratifies a transaction if it determines that the transaction is consistent with our best interests.
We have adopted the Second Amended and Restated Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.
Item 11. Executive Compensation
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2025.
Item 14. Principal Accounting Fess and Services
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statements
(a)Documents filed as a part of the report:
(1)Financial Statements. Our financial statements are included in Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the Consolidated Financial Statements or notes thereto.
(3)Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/Schedule	Date Filed	Exhibit No.
3.1	Ψ	Second Amended and Restated Certificate of Incorporation of Registrant.	8-K	February 14, 2025	3.4

3.1a	Ψ	Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	September 29, 2025	3.1

3.1b	Ψ	Second Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	October 24, 2025	3.1

3.2	Ψ	Second Amended and Restated Bylaws of Cycurion, Inc.	8-K	August 28, 2025	3.1

3.3	Ψ	Certificate of Designation of Series A Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.7

3.4	Ψ	Certificate of Designation of Series B Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.8

3.5	Ψ	Certificate of Designation of Series C Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.9

3.6	Ψ	Certificate of Designation of Series D Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.10

3.7	Ψ	Certificate of Designation of Series E Convertible Preferred Stock of the Company.	8-K	August 12, 2025	3.1

3.8	Ψ	Certificate of Designation of Series F Convertible Preferred Stock of the Company.	8-K	August 12, 2025	3.2

3.9	Ψ	Certificate of Designation of Series G Convertible Preferred Stock of the Company.	8-K	August 15, 2025	3.1

4.1	Ψ	Specimen Unit Certificate of the Registrant.	S-1	October 20, 2021	4.1

4.2	Ψ	Specimen Common Stock Certificate of the Registrant.	S-1	October 20, 2021	4.2

4.3	Ψ	Specimen Warrant Certificate of the Registrant.	S-1	October 20, 2021	4.3

4.4	Ψ	Form of Warrant Agreement between Equiniti Trust Company, LLC and the Registrant.	S-1	October 20, 2021	4.4

4.5	Ψ	Warrant Agreement, dated January 11, 2022, by and between the Registrant and Equiniti Trust Company, LLC, as warrant agent.	8-K	January 14, 2022	4.1

4.6	Ψ	Description of Securities.	10-K	April 17, 2025	4.6

4.7	Ψ	Yield Point NY LLC Pre-Funded Warrant.	8-K	April 11, 2025	10.24

4.8	Ψ	Seward & Kissel LLP Pre-Funded Warrant.	S-1	November 26, 2025	10.41

4.9	Ψ	Pre-Funded Warrant with Armistice Capital Master Fund Ltd.	8-K	December 5, 2025	4.1

4.10	Ψ	Warrant with Armistice Capital Master Fund Ltd.	8-K	December 5, 2025	4.2

4.11	Ψ	Form of Series A Warrant.	S-1	December 22, 2025	4.11

4.12	Ψ	Form of Series B Warrant.	S-1	December 22, 2025	4.12

4.13	Ψ	Form of Series D Warrant.	S-1	December 22, 2025	4.13

10.1	Ψ	Form of Letter Agreement from each of the Registrant’s officers, directors, sponsor, and A.G.P./ Alliance Global Partners.	S-1	October 20, 2021	10.1

10.2	Ψ	Investment Management Trust Agreement, dated January 11, 2022, by and between the Registrant and Equiniti Trust Company, LLC, as trustee.	8-K	January 14, 2022	10.2

10.2a	Ψ	Amendment to the Investment Management Trust Agreement, dated February 13, 2025, by and between the Registrant and Equiniti Trust Company, LLC, as trustee.	8-K	February 14, 2025	10.2a

	Ψ	Incorporated by reference to the indicated prior filing
	Φ	Management contract or compensatory plan
	Ω	Filed herewith
	†	Furnished herewith

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/Schedule	Date Filed	Exhibit No.
10.3	Ψ	Registration Rights Agreement, dated January 11, 2022, by and among the Registrant, the Sponsor, A.G.P./Alliance Global Partners and certain other security holders of the Registrant.	8-K	January 14, 2022	10.3

10.4	Ψ	Form of Indemnity Agreement, by and among the Registrant and each of the directors and officers of the Registrant.	8-K	February 14, 2025	10.4

10.5	Ψ	Form of Lock Up Agreement among the Registrant, WAV Merger Sub, Inc., Cycurion, Inc., and the parties signatory thereto.	8-K	December 7, 2022	10.4

10.6	Ψ	Term Loan Note issued by the Registrant and Axxum Technologies LLC in favor of Mainstreet Bank, dated November 22, 2017.	S-4	February 13, 2023	10.12

10.7	Ψ	Pledge Agreement by the Registrant and Mainstreet Bank, dated November 22, 2017.	S-4	February 13, 2023	10.13

10.8	Ψ	Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated April 18, 2019.	S-4	February 13, 2023	10.14a

10.8a	Ψ	First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated March 30, 2020.	S-4	February 13, 2023	10.14b

10.8b	Ψ	Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated June 29, 2020.	S-4	February 13, 2023	10.14c

10.9	Ψ	Amended and Restated Revolving Credit Note of the Registrant, Axxum Technologies LLC, and Cloudburst Security LLC in favor of Mainstreet Bank, dated April 18, 2019.	S-4	February 13, 2023	10.15

10.10	Ψ	Collateral Assignment of Acquisition Documents by the Registrant and Mainstreet Bank, dated November 22, 2017.	S-4	February 13, 2023	10.16

10.11	Ψ	Joint Venture Agreement Between Cycurion, Inc. and Lunar Privacy, Inc., made and entered December 29, 2022.	S-4	February 13, 2023	10.20

10.12	Ψ	Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., dated April 25, 2023.	S-4	November 2, 2023	10.21

10.12a	Ψ	First Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of November 29, 2023.	S-4	January 30, 2024	10.21a

10.12b	Ψ	Second Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of April 29, 2024.	S-4	May 13, 2024	10.21b

10.12c	Ψ	Third Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of August 16, 2024.	S-4	November 1, 2024	10.21c

10.12d	Ψ	Fourth Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of December 31, 2024.	S-4	December 31, 2024	10.21c

10.12e	Ψ	Management Service Agreement between Cycurion, Inc. and SLG Innovation, Inc., entered as of March 31, 2025.	10-K	April 17, 2025	10.12e

10.13	Ψ	Term Sheet between RCR Technology Corporation and Cycurion, Inc., dated April 25, 2023.	S-4	November 2, 2023	10.22

10.13a	Ψ	First Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of November 29, 2023.	S-4	January 30, 2024	10.22a

10.13b	Ψ	Second Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of August 16, 2024.	S-4	November 1, 2024	10.22b

10.13c	Ψ	Third Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of December 31, 2024.	S-4	December 31, 2024	10.22c

10.13d	Ψ	Fourth Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of May 6, 2025.	S-1	May 7, 2025	10.13d

10.14	Ψ	Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., made and entered July 2023 in a transaction that closed on August 1, 2023.	S-4	January 30, 2024	10.23

10.14a	Ψ	Amendment No. 1 Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated January 26, 2024.	S-4	January 30, 2024	10.24

10.14b	Ψ	Amendment No. 2 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated April 4, 2024.	10-K	April 26, 2024	10.25

10.14c	Ψ	Amendment No. 3 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated May 3, 2024.	S-4	May 13, 2024	10.28

10.14d	Ψ	Amendment No. 4 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated July 2, 2024.	S-4	August 12, 2024	10.29

10.14e	Ψ	Amendment No. 5 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated October 9, 2024.	S-4	November 1, 2024	10.30

10.14f	Ψ	Amendment No. 6 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated January 8, 2025.	S-4	January 8, 2025	10.35

	Ψ	Incorporated by reference to the indicated prior filing
	Φ	Management contract or compensatory plan
	Ω	Filed herewith
	†	Furnished herewith

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/Schedule	Date Filed	Exhibit No.
10.15	ΨΦ	Employment Agreement by and between the Registrant and L. Kevin Kelly, dated December 1, 2024.	8-K	February 14, 2025	10.15

10.16	ΨΦ	Employment Agreement by and between the Registrant and Alvin McCoy, III, dated January 1, 2025.	8-K	February 14, 2025	10.16

10.17	Ψ	Form of Contribution and Exchange Agreement among the Registrant and the parties signatory thereto.	8-K	February 14, 2025	10.17

10.18	Ψ	Cycurion Promissory Note, dated September 24, 2024.	8-K	September 25, 2024	10.2

10.19	Ψ	Cycurion Promissory Note, dated January 6, 2025.	8-K/A	January 8, 2025	10.2

10.20	Ψ	Cycurion Promissory Note, dated January 24, 2025.	8-K	January 30, 2025	10.2

10.21	ΨΦ	2025 Equity Incentive Plan.	Proxy	January 10, 2025	Annex C

10.22	Ψ	Corporate Governance Policy.	8-K	February 14, 2025	10.23

10.23	Ψ	Equity Purchase Agreement with Yield Point NY LLC.	8-K	April 11, 2025	10.23

10.24	Ψ	Yield Point NY LLC Registration Rights Agreement.	8-K	April 11, 2025	10.25

10.25	Ψ	Alpha Capital Anstalt Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.1

10.26	Ψ	Alpha Capital Anstalt Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.2

10.27	Ψ	M2B Funding Corp. Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.3

10.28	Ψ	M2B Funding Corp. Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.4

10.29	Ψ	ADI Funding Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.5

10.30	Ψ	ADI Funding Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.6

10.31	Ψ	Deltennium Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.7

10.32	Ψ	Deltennium Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.8

10.33	Ψ	Osher Capital Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.9

10.34	Ψ	Osher Capital Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.10

10.35	Ψ	Lexi London Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.11

10.36	Ψ	Lexi London Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.12

10.37	Ψ	ILE Associates Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.13

10.38	Ψ	ILE Associates Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.14

10.39	Ψ	Stock-for-Stock Exchange Agreement with iQSTEL Inc., dated September 2, 2025.	8-K	September 3, 2025	10.1

10.39a	Ψ	Amendment to the Stock-for-Stock Exchange Agreement, dated September 26, 2025.	8-K	September 29, 2025	10.1

10.40	Ψ	Securities Purchase Agreement with RCR Technology Corporation, dated September 25, 2025.	S-1	November 26, 2025	10.42

10.41	Ψ	Securities Purchase Agreement with Armistice Capital Master Fund Ltd., dated December 4, 2025.	8-K	December 5, 2025	10.1

10.42	Ψ	Placement Agent Agreement with A.G.P./Alliance Global Partners, dated December 4, 2025.	8-K	December 5, 2025	10.2

14.1	Ψ	Code of Ethics.	8-K	February 14, 2025	10.22

19.1	Ψ	Insider Trading Policy.	8-K	February 14, 2025	19.1

	Ψ	Incorporated by reference to the indicated prior filing
	Φ	Management contract or compensatory plan
	Ω	Filed herewith
	†	Furnished herewith

Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/Schedule	Date Filed	Exhibit No.
21.1	Ω	List of Subsidiaries of Cycurion, Inc.

23.1	Ω	Consent of WWC, P.C., Independent Registered Public Accounting Firm.

31.1	Ω	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

31.2	Ω	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Alvin McCoy, III, Chief Financial Officer).

32.1	†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

32.2	†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Alvin McCoy, III, Chief Financial Officer).

97.1	Ψ	Compensation Recovery Policy (Clawback Policy) of Cycurion, Inc.	10-K	April 26, 2024	97.1

99.1	Ψ	Audit Committee Charter.	8-K	February 14, 2025	99.1

99.2	Ψ	Compensation Committee Charter.	8-K	February 14, 2025	99.2

99.3	Ψ	Nominating Committee Charter.	8-K	February 14, 2025	99.3

101.INS	Ω	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Ω	XBRL Taxonomy Extension Schema.

101.CAL	Ω	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Ω	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Ω	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Ω	XBRL Taxonomy Extension Presentation Linkbase.

104	Ω	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document contained in Exhibit 101.

	Ψ	Incorporated by reference to the indicated prior filing
	Φ	Management contract or compensatory plan
	Ω	Filed herewith
	†	Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cycurion Inc.

By:	/s/ L. Kevin Kelly	March 31, 2026
L. Kevin Kelly
Chief Executive Officer
(Principal Executive Officer)

	/s/ Alvin McCoy III	March 31, 2026
By:	Alvin McCoy III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)