Form 10-Q
period 2026-03-31
Cycurion, Inc.
filed 2026-05-14
CIK 1868419

UNITED STATES
SECURITIES AND COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2026, there were 8,590,021 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements
In this report, the words "Cycurion," "Company," "we," "our," and "us" refer to Cycurion, Inc., its subsidiaries and its fully consolidated variable interest entity otherwise stated or unless the context otherwise requires.
Some statements made in this Quarterly Report on Form 10-Q, and in particular in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations as to the Company's future financial results, business prospects, and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "potential," "may," "should," "will," and similar phrases. The absence of these words does not necessarily mean that a statement is not forward-looking.
This Quarterly Report includes forward-looking statements addressing the Company's:
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
Management's expectations for the Company's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Cycurion's 2025 Annual Report, as well as uncertainties regarding:
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
Considering these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report. Cycurion undertakes no obligation to release publicly the results of revisions to any forward-looking statements to reflect new information or any future events or circumstances, except as otherwise required by applicable law. The information in this report is not necessarily indicative of future results.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$2,028,718	$5,255,235
Accounts receivable, net	3,336,047	2,687,479
Prepaid expenses and other current assets	106,934	60,133
Total current assets	5,471,699	8,002,847
Software development costs, net	4,735,981	4,606,981
Goodwill	21,238,450	20,842,508
Total non-current assets	25,974,431	25,449,489
Total assets	$31,446,130	$33,452,336
Liabilities and Stockholders' Equity:
Liabilities:
Bank loan-revolving credit line	$2,725,546	$2,933,396
Loans payable - current portion	669,693	669,693
Factoring liability	1,566,887	1,511,678
Convertible notes	192,897	192,897
Promissory notes	2,500,849	2,499,662
Loans payable - related parties	123,650	123,650
Accounts payable	1,441,596	1,314,772
Accrued liabilities	4,283,045	4,228,337
Accrued compensation and benefits	1,306,906	919,825
Accrued interest payable	1,486,041	1,347,787
Excise tax payable	1,167,173	1,167,173
Total current liabilities	17,464,283	16,908,870
Loans payable - non-current portion	300,000	300,000
Total non-current liabilities	300,000	300,000
Total liabilities	17,764,283	17,208,870
Commitments and contingencies (Note 19)
Stockholders' Equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series A convertible preferred stock ($0.0001 par value, 110,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series B convertible preferred stock ($0.0001 par value, 3,000 shares designated, 1 and 1 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($0.0001 par value, 5,000 shares designated, 2,547 and 4,851 issued and outstanding, respectively)	-	-
Series D convertible preferred stock ($0.0001 par value, 6,666,700 shares designated, 150,000 and 150,000 issued and outstanding, respectively)	15	15
Series E convertible preferred stock ($0.0001 par value, 100 shares designated, 51 and 51 issued and outstanding, respectively)	-	-
Series F convertible preferred stock ($0.0001 par value, 10,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series G convertible preferred stock ($0.0001 par value, 10,000 shares designated, 143 and 143 issued and outstanding, respectively)	-	-
Common stock ($0.0001 par value, 300,000,000 shares authorized, 5,510,021 and 3,642,501 shares issued and outstanding, respectively)	551	364
Additional paid in capital	46,979,742	46,979,762
Accumulated deficit	(29,007,543)	(26,879,081)
Total stockholders' equity attributable to Cycurion	17,972,765	20,101,060
Deficit attributable to noncontrolling interests	(4,290,918)	(3,857,594)
Total stockholders' equity	13,681,847	16,243,466
Total liabilities and stockholders’ equity	$31,446,130	$33,452,336
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$3,268,620	$3,870,050
Cost of revenue	2,580,262	3,192,287
Gross profit	688,358	677,763
Operating expenses:
Selling, general and administrative expenses	2,743,695	337,374
Stock compensation expenses	315,833	-
Business combination expenses	-	10,437,894
Total operating expenses	3,059,528	10,775,268
Operating loss	(2,371,170)	(10,097,505)
Other income/(expenses):
Interest income	14,236	-
Interest expense	(204,852)	(178,890)
Gain on debt settlement, net	-	141,653
Other expense, net	-	(113,744)
Other expenses, net	(190,616)	(150,981)
Loss before income taxes	(2,561,786)	(10,248,486)
Provision for income tax	-	-
Net loss	(2,561,786)	(10,248,486)
Less: Net loss attributable to non-controlling interest	433,324	-
Net loss attributable to Cycurion	$(2,128,462)	$(10,248,486)

Comprehensive loss	$(2,128,462)	$(10,248,486)

Loss per share:
Basic	$(0.47)	$(15.57)
Diluted	$(0.47)	$(7.40)
Weighted average shares outstanding:
Basic	4,561,976	658,218
Diluted	4,561,976	1,383,507
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,561,786)	$(10,248,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	315,833	-
Stock-based compensation - business combination related	-	9,250,000
Amortization of debt discount	1,187	64,850
Depreciation of property and equipment	-	1,709
Amortization of software development costs	-	8,333
Gain on debt settlement, net	-	(141,653)
Finance expense	-	100,000
Changes in assets and liabilities:
Accounts receivable, net and other receivables	(648,568)	(1,300,686)
Prepaid expenses and other current assets	(46,801)	(11,415)
Accounts payable and accrued liabilities	(184,201)	(286,114)
Accrued compensation and benefits	96,248	37,673
Accrued interest payable	138,254	(219,320)
Net cash used in operating activities	(2,889,834)	(2,745,109)
Cash flows from investing activities:
Cash acquired on business combination	-	34,983
Capitalized software development costs	(129,000)	(70,000)
Cash withdrawn from Trust Account in connection with redemption	-	1,001,216
Release of Trust Account to Company's bank account	-	833,324
Net cash (used in)/provided by investing activities	(129,000)	1,799,523
Cash flows from financing activities:
Proceeds from exercise of warrants	167	3,309,921
Redemption of common stock subject to redemption	-	(1,001,216)
Repayments of revolving line of credit	(207,850)	(9,300)
Repayment of bank borrowings	-	(5,114)
Proceeds from convertible notes payable	-	386,500
Proceeds from notes payable	-	513,200
Repayments of notes payable	-	(20,000)
Net cash (used in)/provided by financing activities	(207,683)	3,173,991
Net (decrease)/increase in cash and cash equivalents	(3,226,517)	2,228,405
Cash and cash equivalents, beginning of period	5,255,235	40,790
Cash and cash equivalents, end of period	$2,028,718	$2,269,195
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock subject to possible redemption		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance of December 31, 2025	5,796	$1,917,309	-	$-	1	$-	4,851	$-	150,000	$15	51	$-	143	$-	3,642,501	$364	$46,979,762	$(26,879,081)	$20,101,060	$(3,857,594)	$16,243,466
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,670,719	167	-	-	167	-	167
Conversion of Series C Convertible Preferred stock for common stock	-	-	-	-	-	-	(2,304)	-	-	-	-	-	-	-	196,801	20	(20)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,128,462)	(2,128,462)	(433,324)	(2,561,786)
Balance as of March 31, 2026	5,796	$1,917,309	-	$-	1	$-	2,547	$-	150,000	$15	51	$-	143	$-	5,510,021	$551	$46,979,742	$(29,007,543)	$17,972,765	$(4,290,918)	$13,681,847

	Common stock subject to possible redemption		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance of December 31, 2024	5,796	$1,917,309	-	$-	3,000	$-	4,851	$-	-	$-	-	$-	-	$-	391,373	$38	$6,671,081	$(3,203,361)	$3,467,758	$-	$3,467,758
Common stock redeemed (Mezzanine Equity)	(3,163)	(1,001,216)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Release of common stock subject to redemption	(2,633)	(916,093)	-	-	-	-	-	-	-	-	-	-	-	-	2,654	-	916,093	-	916,093	-	916,093
Series A convertible preferred stock in exchange of Series A Convertible Preferred Stock categorized as liability	-	-	106,816	11	-	-	-	-	-	-	-	-	-	-	-	-	1,391,165	-	1,391,176	-	1,391,176
Series D convertible preferred stock in exchange of convertible notes	-	-	-	-	-	-	-	-	6,666,666	667	-	-	-	-	-	-	3,332,668	-	3,333,335	-	3,333,335
Common stock issued for conversion of Series B and D Convertible Preferred Stock	-	-	-	-	(2,999)	-	-	-	(6,516,666)	(652)	-	-	-	-	420,515	42	610	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	236,709	24	3,309,897	-	3,309,921	-	3,309,921
Common stock issued for business combination costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,200	3	8,999,997	-	9,000,000	-	9,000,000
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,648	-	945,636	-	945,636	-	945,636
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,800	2	249,998	-	250,000	-	250,000
SLG transaction	-	-	-	-	-	-	-	-	-	-	51	-	-	-	17,074	2	509,069	-	509,071	-	509,071
Excise tax liability arising from redemption of Series A shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,012)	(10,012)	(3,464,218)	(3,474,230)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,248,486)	(10,248,486)	-	(10,248,486)
Balance as of March 31, 2025	-	$-	106,816	$11	1	$-	4,851	$-	150,000	$15	51	$-	-	$-	1,112,973	$111	$26,326,214	$(13,461,859)	$12,864,492	$(3,464,218)	$9,400,274

CYCURION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Going Concern
The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of March 31, 2026, there was substantial doubt regarding the Company's ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the three months ended March 31, 2026 and from prior periods. The Company's ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of March 31, 2026, the Company had an accumulated deficit of $29.0 million and a working capital deficit of $12.0 million. In addition, the Company had a net cash outflow of $2.9 million from operating activities during the three months ended March 31, 2026. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2025.
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
This may make comparison of the Company's financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
On November 11, 2025, the Company announced that it received a letter Nasdaq stating that Nasdaq has determined that the Company has regained compliance with Nasdaq's Bid Price Rule requirement under Listing Rule 5450(a)(1). The Company is now in compliance with Nasdaq Global Market's listing requirements. Additionally, Nasdaq confirmed that the previously scheduled hearing before the Panel on November 20, 2025 has been canceled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market without interruption and no further communication from Nasdaq has been received as of the date of this filing.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP, and the rules and regulations of the SEC.
These unaudited consolidated financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Cycurion Sub, Inc., Axxum Technologies LLC ("Axxum"), Cloudburst Security LLC ("Cloudburst"), and Cycurion Innovation, Inc. The unaudited consolidated financial statements also include the accounts of SLG Innovation Inc. ("SLG") as a result of the master service agreement entered into between the Cycurion and SLG. The Company has determined that the SLG master service agreement constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted to final fair value amounts as of March 31, 2026.

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
All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation for Interim Periods
Certain information and disclosures normally included for the annual financial statements to be prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim consolidated financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have continued to follow the accounting policies set forth in those financial statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The Company adopted this standard for its fiscal year ended December 31, 2026, and has applied the required disclosures on a retrospective basis for all periods presented.
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

Managed Security Service Practice (MSSP)
Management has determined that its managed security service practice is a bundle of cybersecurity software tools, and expert 24x7x365 monitoring and breach resolution service that is accounted for as a single performance obligation that is delivered over time which is typically a month. The components of the bundle have individual commercial value. However, management believes assigning stand-alone value to each component is impractical because each component would not be able to be fully implemented or utilized if not packaged with the other components. Therefore, management believes the MSSP can only be sold as a bundle package over time. At the time that the Company recognizes revenue, it is has either already received funds in advance from its customer or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company's contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service. The Company does not sell monitoring time, security software-tools, and breach resolution as stand-alone services, as the customer would not receive the benefits of these items if they were not sold as an integrated package. The cybersecurity needs to monitor the customer cybersecurity environment regularly, stay up to date on cyberthreats and solutions, maintain its software tools, and then address threats identified, or rectify situations when customer environments have been breached. It is not practical or viable to sell these components separately, as customers expect comprehensive solutions. While the components are separately identifiable, management does not believe they could market the components individually. The Company's management does not believe their customers can benefit from the individual components alone, and there are not readily available resources in the market that can be obtained to make those components viable. The continuous monitoring allows the Company to identify and either neutralize and or rectify breaches by having up to the minute first-hand information, and the tools allow the Company to implement solutions rapidly. The absence of the components would render the solutions and service offering significantly devalued and non-competitive in the marketplace.
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
Managed Service Provider (MSP)
The Company's managed service provider (MSP) service offering is the provision of IT infrastructure support to customers, specifically in the areas of desktop support, on-site troubleshooting, and cloud-based network infrastructure troubleshooting. This service is accounted for as a single performance obligation that is delivered over time, which is typically a month; At the time that the Company recognizes revenue, it either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company's contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
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
While components can be separately identified, they must be used in conjunction with each other to serve the Company's customers. The Company must continuously make available support engineers to customers whenever they need support and troubleshooting. The service includes remote resolution of issues or going onsite to customer locations to solve problems. The Company's contracts with customers require the Company to have these resources available during the length of the contract. Therefore, these services are continuously delivered as a service over time. Accordingly, the Company recognizes revenue for such MSP contracts on a monthly basis.

Software as a service (SaaS)
Management has determined that its software as a service is a suite of cybersecurity tools that are delivered either remotely or on customer premises. The service is delivered on a monthly basis. The cybersecurity tools are typically sold as a package. However, the individual components of the suite of tools can either be sold individually or bundled together. Nevertheless, if they are sold individually, or as a bundle, they are all delivered over time. Accordingly, the Company recognizes revenue over time, which is typically monthly; At the time that the Company recognizes revenue it has either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company's contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
The Company's SaaS is delivered continuously over time. It is a subscription service where the Company provisions a suite of security software tools to its customers accessed via the internet that allows the customers to protect themselves from cyber-attacks using multiple tools within the suite. This subscription service is recognized to revenue monthly.

Table 3: Disaggregated Revenue
	For the Three Months Ended March 31,
	2026	2025
Advisory consulting	$3,244,770	$3,835,414
Managed security service practice (MSSP)	22,500	31,513
Software as a service (Saas)	1,350	3,123
Revenue	$3,268,620	$3,870,050
4. ACCOUNTS RECEIVABLE, NET

Table 4: Details of Accounts Receivable, Net
	March 31, 2026	December 31, 2025
Billed accounts receivable	$2,156,076	$1,518,937
Billed accounts receivable - factored	1,649,354	1,591,240
Unbilled accounts receivable	-	45,325
Allowance for credit losses	(469,383)	(468,023)
Accounts receivable, net	$3,336,047	$2,687,479
During the three months ended March 31, 2026, the Company recorded $1,360 for provisions for credit losses, compared to zero U.S. dollars for the three months ended March 31, 2025. During both the three months ended March 31, 2026 and 2025, the Company has no write-offs of any outstanding receivables.
5. SOFTWARE DEVELOPMENT COSTS
In 2024, the Company reclassified software development costs from property and equipment to software development costs. The Company continues to incur costs to develop new modules, functionalities, and integrations on the previously purchased SaaS platform in order to develop a new product with differentiated offering. As of March 31, 2026, the SaaS platform is still in the development stage and is not ready for external sales. No amortization has been recorded during the three months ended March 31, 2026 and 2025.

Table 5: Capitalized Software Development Costs
	For the Three Months Ended March 31,
	2026	2025
Capitalized software development costs	$129,000	$70,000

6. BUSINESS COMBINATION
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
(c)51 shares of Series E Convertible Preferred Stock with a face value of $10,000 and conversion price of $1.00; and

(d)$10,814,147 of accounts receivable in Cycurion owing from SLG
The Company has determined that the SLG transaction constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and subsequently adjusted through March 31, 2026. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company has finalized these amounts as of March 31, 2026. The results of operations for SLG are included in the consolidated results of Cycurion, Inc. starting April 1, 2025.

Table 6: SLG Valuation
	Initial Allocation of Assets and Liabilities	Adjustments	Final Allocation of Assets and Liabilities as of March 31, 2026
Cash consideration:
Cash consideration	$2,000,000	$-	$2,000,000
Less: cash acquired	(34,983)	-	(34,983)
Cash consideration, net of cash acquired	1,965,017	-	1,965,017
Noncash consideration:
Common stock (1)	254,071	250,071	504,142
Series E Convertible Preferred Stock (2)	255,000	-	255,000
Accounts receivable in Cycurion owing from SLG (3)	10,814,147	-	10,814,147
Noncash consideration	11,323,218	250,071	11,573,289
Total consideration	$13,288,235	$250,071	$13,538,306
Assets acquired:
Accounts receivable	$3,066,581	$-	$3,066,581
Total identified assets acquired	3,066,581	-	3,066,581
Liabilities assumed:
Accounts payable	4,317,052	222,313	4,539,365
Accrued liabilities	10,650	54,209	64,859
Payroll liability	40,642	173,629	214,271
Factoring liability	2,176,922	-	2,176,922
Due to related parties	18,000	-	18,000
Loans payable	625,222	-	625,222
Liabilities to Cycurion	2,982,908	-	2,982,908
Total identified liabilities assumed	10,171,396	450,151	10,621,547
Net identifiable liabilities assumed	(7,104,815)	(450,151)	(7,554,966)
Elimination of inter-company balances	2,982,908	-	2,982,908
Non-controlling interest	(3,464,218)	-	(3,464,218)
Goodwill	13,945,924	700,222	14,646,146
Net assets acquired	$13,288,235	$250,071	$13,538,306
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

7. GOODWILL
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
SLG Innovation Inc. Master Service Agreement
The Company initiated discussions to acquire SLG in late 2020, advancing an initial non-refundable deposit of $1.4 million for loans, capitalized transaction costs, and accounts receivable. By December 31, 2024, this deposit had increased to $2.0 million. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG's assets and certain liabilities, later amended to focus on specific sales contracts. A unidirectional letter of intent (LOI) was executed on April 29, 2023, binding SLG to the transaction while allowing the Company the option to proceed. The LOI contemplated a structure involving the $2.0 million receivable, $2.1 million in SLG payables to RCR Technology Corporation, and 33,212 shares of the Company’s capital stock.

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
The transaction was accounted for as a business combination under ASC 805. As of the transaction date, the fair value of assets acquired totaled $3.1 million, excluding cash of $34,983 that was netted against cash consideration paid. Liabilities assumed amounted to $10.6 million, including accounts payable, accrued liabilities, payroll liabilities and loans. After recognizing a non-controlling interest of $3.5 million, the net assets acquired were negative $7.6 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $14.6 million. This goodwill reflects the strategic value of SLG's operations, expected synergies, and future growth potential.

Table 7: Details of Goodwill
	March 31, 2026	December 31, 2025
Axxum	$5,153,266	$5,153,266
Cloudburst	1,439,038	1,439,038
SLG	14,646,146	14,250,204
Goodwill	$21,238,450	$20,842,508
8. BANK LOANS
Revolving Line of Credit
On November 22, 2017, Axxum procured from Main Street Bank a revolving line of credit with a maximum of up to $1.0 million ("Revolving Line of Credit"), subject to certain restrictions based on available collateral pledged to the bank in the form of accounts and trade receivables owed by the Company’s customers. This Revolving Line of Credit is available for one year, at which point it may be renewed by Axxum. Axxum incurred origination and closing costs for this line of credit in the amount of $10,000, which Axxum has recognized a prepaid expense that will amortize over one year as interest expense. The stated rate of interest of the Revolving Line of Credit is the prime rate plus 100 basis points, which at the time of the loan, was 4.50%.
On April 18, 2019, Axxum, Cloudburst, and the Company collectively renewed the Revolving Line of Credit with a maximum aggregate principal sum of $2.0 million with Main Street Bank. The stated rate of interest of the Revolving Line of Credit increased to 5.75% at the time of the renewal.
On June 29, 2020 and again on June 30, 2021, the Company amended the Revolving Line of Credit with an extension of the maturity date to March 31, 2024. The stated rate of interest of the Revolving Line of Credit decreased to 5.25% at the time of the first amendment and an additional 5% default interest on the second amendment.
As of March 31, 2026, the stated rate of interest of the Revolving Line of Credit was 7.75%. The outstanding balance of the Revolving Line of Credit was $2.7 million and $2.9 million, as of March 31, 2026 and December 31, 2025, respectively.
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
On April 18, 2019, Axxum, Cloudburst, and the Company collectively amended the Pledge Agreement, including the addition of Cloudburst as a pledgor. The following pledges of collateral and credit enhancement were made by Axxum, Cloudburst, and the Company: (i) all of the equity of Axxum, Cloudburst and each other subsidiary of the Company then owned or hereafter acquired by the Company and (ii) all rights to which the owner of the pledged equity then or may thereafter become entitled by virtue of owning such pledged equity and being a member of Axxum, Cloudburst and each other subsidiary of the Company.

9. LOANS PAYABLE

Table 9: Details of Loans Payable
	March 31, 2026	December 31, 2025
Loan payable - Cycurion	$405,314	$405,314
Loan payable - SLG	264,379	264,379
Economic injury disaster loan - Cycurion	150,000	150,000
Economic injury disaster loan - SLG	150,000	150,000
Total loans payable	969,693	969,693
Less: Current portion of long-term debt	669,693	669,693
Long-term debt	$300,000	$300,000
Loan payable - Cycurion
On March 20, 2023, the Company entered into a receivable purchase agreement (the "RPA Loan") for cash received of $0.3 million, with a specified interest rate of 8.00%, due January 20, 2024. The RPA Loan requires weekly payments of $15,302, until $0.5 million is repaid. As of both March 31, 2026 and December 31, 2025, the loan balance is $0.4 million. The loan is in default and management is working to settle the debt.
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
Loan Payable - SLG
In 2022 and 2023, the Company entered into non-recourse agreements with a lender to sell future cash receipts. Under the agreement, the Company was required to make daily payments. The terms were renegotiated to monthly payments in 2023. As of March 31, 2026, the balance on the loan is $264,379. The loan is in default and management is working to settle the debt.

10. CONVERTIBLE NOTES

Table 10: Details of Convertible Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate	Maturity (Calendar Year)
Balance as of December 31, 2024	$—	$—	$—
Issuance	440,217	(53,717)	386,500	18.0%	2026
Amortization	—	4,476	4,476
Balance as of March 31, 2025	440,217	(49,241)	390,976	18.0%	2026
Issuance	2,050,000	(60,000)	1,990,000	15.1%	2026
Conversion to equity	(2,490,217)	82,465	(2,407,752)	18.0%	2026
Amortization	—	26,776	26,776
Balance as of June 30, 2025	—	—	—
Issuance	—	—	—
Balance as of September 30, 2025	—	—	—
Issuance	192,897	—	192,897	12.0%	2027
Balance as of December 31, 2025	192,897	—	192,897	12.0%	2027
Issuance	—	—	—
Balance as of March 31, 2026	$192,897	$—	$192,897	12.0%	2027
During the first quarter of 2025, the Company issued convertible notes in the amount of $440,217 for proceeds of $386,500 to three unaffiliated investors. The notes had a one year term and carried an annual interest rate of 18.0%.
During the second quarter of 2025, the Company issued convertible notes in the amount of $2.1 million for proceeds of $2.0 million. All convertible notes were fully converted to Series G Convertible Preferred Stock. See Note 15 – Equity.
During the fourth quarter of 2025, the Company issued convertible notes in the amount of $192,897 to one investor, Yield Point LLC. These notes were issued in connection with the repayments of two promissory notes. No cash was received or paid by the Company. This convertible note carries an annual interest rate of 12.0% and has a one year term.

11. PROMISSORY NOTES

Table 11.1: Details of Promissory Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate
Balance as of December 31, 2024	$2,498,369	$(11,380)	$2,486,989	16.6%
Issuance	690,558	(77,358)	613,200	13.5%
Repayment	(20,000)	—	(20,000)	35.0%
Amortization	36,667	21,297	57,964
Balance as of March 31, 2025	3,205,594	(67,441)	3,138,153	15.8%
Conversion to equity	(456,500)	—	(456,500)	24.0%
Repayment	(50,000)	—	(50,000)	24.0%
Amortization	—	37,973	37,973
Balance as of June 30, 2025	2,699,094	(29,468)	2,669,626	14.3%
Repayment	(31,579)	—	(31,579)	12.0%
Amortization	—	20,616	20,616
Balance as of September 30, 2025	2,667,515	(8,852)	2,658,663	14.3%
Conversion to a convertible note	(166,666)	-	(166,666)	10.0%
Amortization	—	7,665	7,665
Balance as of December 31, 2025	2,500,849	(1,187)	2,499,662	14.3%
Amortization	—	1,187	1,187
Balance as of March 31, 2026	$2,500,849	$—	$2,500,849	14.3%

Table 11.2: Details of Loans Payable
	March 31, 2026	December 31, 2025	Weighted Average Interest Rate	Maturity (Calendar Year)
Note issued in 2017	$250,000	$250,000	4.0%	2020
Note issued in 2020	300,000	300,000	24.0%	2021
Note issued in 2021	400,000	400,000	24.0%	2021 - 2022
Notes issued in 2023	611,111	611,111	24.0%	2023
Notes issued in 2024	319,180	319,180	10.7%	2025
Notes issued in 2025	620,558	620,558	12.0%	2025 -2026
Funded loans payable	2,500,849	2,500,849	17.3%
Less: Unamortized debt-issuance costs and discounts	-	(1,187)
Total loans payable	$2,500,849	$2,499,662
12. SUBORDINATED CONVERTIBLE PROMISSORY NOTES
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
Accordingly, pursuant to ASC 860-20-55-24, the Company recognized a factoring liability to the lenders until the accounts receivables are collected. As of March 31, 2026 and December 31, 2025 the factoring liability was $1.6 million and $1.5 million, respectively.
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
As a part of the Business Combination with Western, the Company issued 106,816 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, in connection with the conversion and settlement of previously outstanding securities mentioned above. Refer to Note 15 for the characteristic of newly issued Series A Convertible Preferred Stock.
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
Stockholders' Equity
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
Conversion Rights: Shares of Cycurion's Series A Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of common stock (subject to certain 4.99% or 9.99% blocker limitations) at the conversion ratio of one share of Series A Convertible Preferred Stock-for-one share of common stock, subject to adjustment.
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
As of both March 31, 2026 and December 31, 2025, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.
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
As of both March 31, 2026 and December 31, 2025, there was 1 share of Series B Convertible Preferred Stock issued and outstanding.
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
Conversion Rights: The shares of our Series C Convertible Preferred Stock may be converted into shares of our common stock at a ratio of approximately 20 shares of common stock for every one share of our Series C Convertible Preferred Stock, or an aggregate of 99,077 shares of our common stock, assuming full conversion. In connection with conversions, each holder of our Series C Convertible Preferred Stock is subject to a "beneficial ownership limitation" of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to that conversion, which limitation may be increased by the holder to not more than 9.99% on 61 days' advanced notice to us.
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

As of March 31, 2026 and December 31, 2025, there were 2,547 and 4,851 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.
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
As of both March 31, 2026 and December 31, 2025, there were 150,000 shares of Series D Convertible Preferred Stock issued and outstanding.
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
As of both March 31, 2026 and December 31, 2025, there were 51 shares of Series E Convertible Preferred Stock issued and outstanding.
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
As of both March 31, 2026 and December 31, 2025, there were zero shares of Series F Convertible Preferred Stock issued and outstanding.

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
As of both March 31, 2026 and December 31, 2025, there were 143 shares of Series G Convertible Preferred Stock issued and outstanding.
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
•578,863 shares for conversion of Series A, B and D Convertible Preferred Stock
•258,464 shares for exercise of other warrants, Warrant A, B and D for $3,309,921
•25,000 shares valued at $9,000,000 for business acquisition costs
•10,894 shares valued at $1,193,634 for a settlement of debt of $2,925,803, as a result, the Company recorded loss on settlement of debt of $2,174,075, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within 'gain on debt settlement, net'
•330,869 shares valued at $5,916,777 for an employment agreement
•33,609 shares valued at $764,020 for consideration in the Management Services Agreement and a Release agreement with Ed Burns
•2,633 shares for a release of common stock subject to redemption
As of March 31, 2026 and December 31, 2025, there were 5,510,021 and 3,642,501 shares of common stock issued and outstanding, respectively. The 5,510,021 shares of common stock include 33,609 shares of common stock to be issued to SLG and under certain equity plans.

Warrants

Table 15.1: Details of Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding warrants, December 31, 2024	315,028	$20.64	3.0
Granted	869,992	164.96	4.7
Replacement of old warrants	(315,028)	20.64	2.9
Exercised	(234,831)	14.27	4.3
Outstanding warrants, March 31, 2025	635,161	220.67	4.7
Issued - Prefunded (equity line)	150,000	-	1.0
Exercised - Prefunded (equity line)	(83,333)	-	1.0
Exercised	(23,633)	15.00	5.0
Outstanding warrants, June 30, 2025	678,195	206.15	4.8
Exercised - Prefunded (equity line)	(66,667)	-	1.0
Outstanding warrants, September 30, 2025	611,528	228.62	4.8
Issued - Prefunded (Armistice-Prefunded)	1,670,720	-	1.0
Issued (Armistice)	3,341,439	3.62	5.0
Outstanding warrants, December 31, 2025	5,623,687	27.01	5.0
Exercised - Prefunded (Armistice-Prefunded)	(1,670,720)	-	1.0
Outstanding warrants, March 31, 2026	3,952,967	$27.01	5.0
Exercisable warrants, March 31, 2026	3,952,967	$27.01	5.0
The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company's own common stock; therefore, they should be accounted for as permanent equity.
Public Warrants
As of both March 31, 2026 and December 31, 2025, there were 383,333 public warrants ("Public Warrants") outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the initial public offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.
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
As of March 31, 2026 and December 31, 2025, there were 12,533 PIPE Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The PIPE Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the initial public offering, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.
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
Armistice Pre-Funded Warrant and Armistice Warrant
On December 4, 2025, Cycurion entered into a securities purchase agreement (the "Armistice Purchase Agreement") with a single institutional accredited investor, Armistice Capital Master Fund Ltd. ("Armistice"), pursuant to which we issued and sold to Armistice in a private placement (i) pre-funded warrants (the "Armistice Pre-Funded Warrants") to purchase up to an aggregate of 1,670,720 shares of common stock (the "Pre-Funded Warrant Shares"), and (ii) warrants (the "Armistice Warrants") to purchase up to an aggregate of 3,341,439 shares of common stock (the "Warrant Shares"). The exercise of the Warrants and the issuance of the Warrant Shares upon exercise thereof is subject to stockholder approval ("Stockholder Approval"). Stockholder Approval was received at the special general meeting of stockholders on March 19, 2026.

Each Armistice Pre-Funded Warrant was sold at an offering price of $3.62. Each Armistice Warrant has an exercise price of $3.62. The Private Placement closed (the "Closing") on December 5, 2025 (the "Closing Date").
On December 5, 2025, Cycurion entered into the Armistice Pre-Funded Warrant with Armistice that is exercisable for up to 1,657,460 shares of common stock. Each Armistice Pre-Funded Warrant has an exercise price equal to $0.0001 per share. The Armistice Pre-Funded Warrants were all exercised during the three months ended March 31, 2026.
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

Table 15.2: Details of Common Stock Subject to Possible Redemption
	Number of Shares	Amount
Common stock subject to possible redemption as of December 31, 2024	5,796	$1,917,309
Less:
Redemption	(3,163)	(1,001,216)
Release of common stock subject to redemption	(2,633)	(916,093)
Common stock subject to possible redemption as of December 31, 2025	-	$-
16. CONCENTRATIONS, RISKS AND UNCERTAINTIES
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

Concentration risks

Table 16.1: Revenue Concentration by Customer - Based on % of Revenue
	For the Three Months Ended March 31,
	2026		2025
Customer	Amount	%	Amount	%
A	$1,105,481	33.8%	$1,112,572	28.7%
B	$724,822	22.2%	$563,621	14.6%
C	$315,240	9.6%	$487,173	12.6%
D	$229,893	7.0%	$389,280	10.1%

Table 16.2: Accounts Receivable Concentration by Customer - Based on % of Accounts Receivable, Net
	March 31, 2026		December 31, 2025
Customer	Amount	%	Amount	%
1	$1,060,754	31.8%	$768,954	29%
2	$724,821	21.7%	$479,151	18%
3	$275,057	8.2%	$373,236	14%
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
17. RELATED PARTY TRANSACTIONS
Promissory Note – Related Party
On September 20, 2024, the Company entered into a promissory note with Western Acquisition Ventures Sponsor, LLC (the "Sponsor") for $230,000, pursuant to which the Company can borrow up to an aggregate cash amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. During the year ended December 31, 2024, the Company borrowed the full $255,556, with a discount of $25,556, resulting in net proceeds of $230,000. The Company amortized the discount of 25,556 fully in 2025. As of both March 31, 2026 and December 31, 2025 the balance of these loans was $133,334, with accrued interest balances of $20,482 and $17,148, respectively. These notes are presented with other promissory notes on the balance sheet.
Personal guarantees were entered by Emmit McHenry, Kurt McHenry and Alvin McCoy III, as officers and stockholders of the Company in support of the Main Street Bank Loan and Security Agreement.
Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $2,149 and $20,615 for the three months ended March 31, 2026 and 2025, respectively.
Loans Payable - Related Parties

Table 17: Details of Loans Payable - Related Party
	March 31, 2026	December 31, 2025	Weighted Average Interest Rate	Maturity (Calendar Year)
Loans issued to a director in 2023	$103,400	$103,400	24.0%	2023
Loan issued to a director in 2024	20,250	20,250	24.0%	2025
Funded loans payable - related party principal	123,650	123,650
Less: Unamortized debt-issuance costs and discounts	-	-
Loans payable - related party - current	$123,650	$123,650

During the three months ended March 31, 2025, the Company recorded amortization of debt discount of $1,313. As of December 31, 2025 the debt discount was fully amortized, therefore there is no amortization for the three months ended March 31, 2026.
18. EARNINGS PER SHARE

Table 18.1: Details of Basic and Dilutive Loss Per Share
	For the Three Months Ended March 31,
	2026	2025
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(2,561,786)	$(10,248,486)
Less: Net loss attributable to non-controlling interest	(433,324)	-
Net loss attributable to common stockholders - basic	$(2,128,462)	$(10,248,486)
Denominator
Weighted average shares outstanding - basic	4,561,976	658,218
Basic net loss per share attributable to common stockholders	$(0.47)	$(15.57)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders - basic	$(2,128,462)	$(10,248,486)
Add back interest for subordinated convertible promissory note	-	5,000
Net loss attributable to common stockholders - diluted	$(2,128,462)	$(10,243,486)
Denominator
Weighted average shares outstanding - basic	4,561,976	658,218
Weighted-average effect of potentially dilutive securities:
Conversion of subordinated convertible promissory note	-	3,360
Conversion of Series A Convertible Preferred Stock	-	77,860
Conversion of Series B Convertible Preferred Stock	-	38
Conversion of Series C Convertible Preferred Stock	-	1,212
Exercise of investor and placement agent warrants	-	640,243
Weighted average shares outstanding - diluted	4,561,976	1,383,507
Dilutive net loss per share attributable to common stockholders	$(0.47)	$(7.40)

Table 18.2: Details of Potentially Dilutive Effect of Securities Excluded from Dilutive EPS due to Anti-Dilutive Effect
	For the Three Months Ended March 31,
	2026	2025
Conversion of Series B Convertible Preferred Stock	1,347	-
Conversion of Series C Convertible Preferred Stock	1,202	-
Conversion of Series D Convertible Preferred Stock	10,092	-
Conversion of Series E Convertible Preferred Stock	51	-
19. COMMITMENTS AND CONTINGENCIES
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

Management does not believe that there are any litigation or claims that would have a material adverse effect on the business, or the consolidated financial statements of the Company as of March 31, 2026.
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
As of both March 31, 2026 and December 31, 2025 the Company's stockholders have redeemed a total of 380,701 shares of common stock resulting in $1.2 million of excise tax liability, calculated as 1% of the value of the shares redeemed.
20. SUBSEQUENT EVENTS
The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through May 14, 2026. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.
During the period April 1, 2026 through May 12, 2026, the Company raised approximately $2.3 million through sales of its common stock under the Equity Purchase Agreement with Yield Point, pursuant to which the Company issued and aggregate 3,080,000 shares of common stock.
On April 21, 2026, the Company provided an update on the revised non-binding memorandum of understanding with Kustom Entertainment, Inc. ("Kustom") for the acquisition of Kustom's legacy video solutions segment. The transaction is expected to contribute approximately $5.1 million in annual revenue and an estimated $8.0 million backlog comprised of established contracts and recurring subscription revenue.
On May 7, 2026, the Company announced it has executed a binding agreement to acquire Halo Privacy, an industry-leading secure communications company, and fully integrate its elite digital investigations and attribution arm, HavenX. The Company expects to close the transaction within 45 days. This acquisition builds on Cycurion's disciplined growth strategy by delivering innovative new products and capabilities that directly address its clients' evolving needs for security, privacy, proactive threat defense and operational efficiency.

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
The discussion below contains management's comments on our business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans, and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly involve estimates, assumptions, judgments, and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements, and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, particularly in "Item 1A. Risk Factors" and in "Special Note Regarding Forward-Looking Statements" at the beginning of this Form 10-K.
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

Financial Overview
A number of factors have contributed to first quarter 2026 results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The execution of cost saving efforts have improved our gross margin.
•The completion of the business combination with Western Acquisition Ventures Corp. resulted in first quarter 2025 losses.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended March 31,
	2026	2025
Revenue	$3,268,620	$3,870,050
Cost of revenue	2,580,262	3,192,287
Gross profit	688,358	677,763
Gross margin	21.1%	17.5%
Operating expenses:
Selling, general and administrative expenses	2,743,695	337,374
Stock compensation expenses	315,833	—
Business combination expenses	—	10,437,894
Total operating expenses	3,059,528	10,775,268
Operating loss	(2,371,170)	(10,097,505)
Interest income	14,236	—
Interest expense	(204,852)	(178,890)
Gain on debt settlement, net	—	141,653
Other expense	—	(113,744)
Other expense, net	(190,616)	(150,981)
Loss before income taxes	(2,561,786)	(10,248,486)
Provision for income tax	—	—
Net loss	(2,561,786)	(10,248,486)
Less: Net loss attributable to non-controlling interest	433,324	—
Net loss attributable to Cycurion	$(2,128,462)	$(10,248,486)
Revenue
Revenues for the three months March 31, 2026 decreased $0.6 million or 15.5% compared to the three months ended March 31, 2025. We attribute this decrease in the revenues for the three months ended March 31, 2026 compared to the same period in 2025 to planned wind-down of certain legacy contracts ahead of the ramp of higher-margin replacement work and the delayed start dates of new federal, state and local contracts.
Cost of revenues
The cost of revenue for the three months ended March 31, 2026, was approximately $2.6 million, compared to $3.2 million for comparable period in 2025. The gross margin improved from 17.5 % to 21.1 % as management focuses on cost cutting efforts and works to improve the overall portfolio of contracts.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased significantly for the three months ended March 31, 2026 compared to the same period in 2025 due to the additional expenses associated with being a publicly traded company, full consolidation of SLG selling, general and administrative expenses and the addition of key individuals for the company's growth strategy.

Stock compensation expenses
Stock compensation expenses were $315,833 for the three months ended March 31, 2026, compared to zero amounts being recognized in the same period 2025.
Business combination expenses
Business combination expenses in the three months ended March 31, 2025 are a result of the business combination with Western.
Interest income
Interest income was $14,236 for the three months ended March 31, 2026 as the company was able to invest cash in money market accounts. No interest earning assets existed in the three months ended March 31, 2025.
Interest expense
Interest expense for both the three months ended March 31, 2026 and 2025, was $0.2 million. Although approximately the same interest expense was incurred, the underlying interest-bearing liabilities varied were different during the two periods. For further information refer to debt footnotes.
Gain on debt settlement, net
The $0.1 million gain on debt settlement, net for the three months ended March 31, 2025 is the result of the conversion of debt to various equity instruments at a lower fair market value than the exchanged debt on the books. No conversions occurred in the three months ended March 31, 2026.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, borrowings under our debt financing arrangements and equity raises through our equity line. As of March 31, 2026, we had $2.0 million in cash and cash equivalents. As of March 31, 2026, there was substantial doubt regarding the Company's ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the three months ended March 31, 2026 and from prior periods. The Company's ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of March 31, 2026, the Company had an accumulated deficit of $29.0 million and a working capital deficit of $12.0 million. In addition, the Company had a net cash outflow of $2.9 million from operating activities during the three months ended March 31, 2026. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2025.
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
Cash Flow

Table MD&A 2: Net Changes in Cash and Cash Equivalents
	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,889,834)	$(2,745,109)
Net cash (used in)/provided by investing activities	(129,000)	1,799,523
Net cash (used in)/provided by financing activities	(207,683)	3,173,991
Net (decrease)/increase in cash and cash equivalents	$(3,226,517)	$2,228,405

Net Cash Used In Operating Activities
For the three months ended March 31, 2026, net cash used by operating activities was $2.9 million, compared to $2.7 million for the three months ended March 31, 2025. The slight increase in cash used in operating activities is the result numerous factors since the first quarter of 2025 had many business combinations expenses. The company has expanded the corporate level team compared to first quarter 2025, but has been able to partially offset some of those cash outflows by focusing on cost saving initiatives through the organization.
Net Cash (Used in)/Provided By Investing Activities
For the three months ended March 31, 2026, net cash used in by investing activities was approximately $0.1 million, compared to $1.8 million net cash provided by investing activities for the three months ended March 31, 2025. The cash inflow in 2025 was a result of the Trust Account in connection with redemption and cash released from the Trust Account to the Company.
Net Cash (Used in)/Provided by Financing Activities
For the three months ended March 31, 2026, net cash used by financing activities was $0.2 million, which was repayments on the revolving line of credit. For the three months ended March 31, 2025, net cash provided by financing activities was $3.2 million, driven by $3.3 million in proceeds from exercise of warrants, partially offset by cash outflow of $1.0 million related to the redemption of common stock subject to redemption. Other inflows and outflows are the result of various proceeds and repayments on notes and bank borrowings.
Going Concern
We have incurred operating losses since inception through the period ended March 31, 2026, having had negative cash flow from operations. As of March 31, 2026, we had an accumulated deficit of approximately $29.0 million, as compared to our accumulated deficit of approximately $26.9 million as of December 31, 2025. The increase of our accumulated deficit was a result of our net losses for the three months ended March 31, 2026.
Furthermore, we expect continued, significant operating losses for the next few years. We also utilized cash in operations of approximately $2.9 million for the three months ended March 31, 2026. As of March 31, 2026, we had unrestricted cash of approximately $2.0 million, a decrease of $3.2 million from approximately $5.3 million as of December 31, 2025. As of March 31, 2026, our total assets decreased to approximately $31.4 million from approximately $33.5 million as of December 31, 2025, primarily due to decreases in cash. Based on our current capital resources as of March 31, 2026, including our unrestricted cash and accounts receivable, net of $5.4 million, we expect to be able to continue our operations for a minimum of 12 months as of the date of this report. Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.
Our unaudited consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2025 Form 10-K, as filed with the SEC on March 31, 2026, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended March 31, 2026.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company," as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information required for Item 1. is incorporated by reference to the discussion under the heading "Legal Proceedings" in Note 19 "Commitments and Contingencies" to the unaudited consolidated financial statements included in Item 1. of this Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)There were no unregistered sales of equity securities for the three months ended March 31, 2026.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.		Description of Exhibit
31.1	Ω	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

31.2	Ω	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Alvin McCoy, III, Chief Financial Officer).

32.1	†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

32.2	†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Alvin McCoy, III, Chief Financial Officer).

101.INS	Ω	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Ω	XBRL Taxonomy Extension Schema.

101.CAL	Ω	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Ω	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Ω	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Ω	XBRL Taxonomy Extension Presentation Linkbase.

104	Ω	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document contained in Exhibit 101.

	Ω	Filed herewith
	†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cycurion Inc.

By:	/s/ L. Kevin Kelly	May 14, 2026
L. Kevin Kelly
Chief Executive Officer
(Principal Executive Officer)

	/s/ Alvin McCoy III	May 14, 2026
By:	Alvin McCoy III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)