Form 10-K/A
period 2025-12-31
Cycurion, Inc.
filed 2026-06-08
CIK 1868419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to_______

Commission file number 000-41214

Cycurion, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3720717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1640 Boro Place, Suite 420C, McClean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

(888) 341-6680

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	CYCU	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $345.00 per share	CYCUW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was approximately $10.1 million based upon the last reported sale price of the registrant’s common stock on The Nasdaq Stock Market LLC as of the close of business on that day.

The number of shares outstanding of the registrant’s common stock as of June 5, 2026 was 10,709,032.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed on March 31, 2026 (the “Original Filing”) by Cycurion, Inc. (“Cycurion”, “we”, “us”, “our”, or the “Company”). We are filing this Amendment to include the information required by Part III of Form 10-K as our definitive proxy statement was not filed within 120 days of the end of our fiscal year ended December 31, 2025.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of its original filing, and this Amendment does not reflect events occurring after that date or modify or update any disclosures therein. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table provides information regarding Cycurion’s directors and executive officers as of June 8, 2026:

Name	Age	Position
L. Kevin Kelly	61	Chief Executive Officer and Chairman of the Board of Directors
Ana L. Garcia (4)	58	Chief Financial Officer
Emmit McHenry	83	Director
Peter Ginsberg (1)(2)(3)	71	Director
Reginald S. Bailey, Sr. (1)(2)(3)	51	Director
Kevin E. O’Brien (1)(2)(3)	60	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Ms. Ana L. Garcia was appointed as Chief Financial Officer, effective June 1, 2026. Mr. Alvin McCoy III resigned as Chief Financial Officer, effective May 31, 2026.

Biographical information concerning the directors listed above is set forth below.

L. Kevin Kelly, Chief Executive Officer and Chairman of the Board of Directors

L. Kevin Kelly has served as Cycurion’s Chief Executive Officer since January 25, 2023 and Chairman of the board of directors since February 14, 2025. From March 2015, he was the Chief Executive of Halo Privacy, a Chicago, Illinois-based cyber security organization that focuses on digital security solutions for high-profile individuals and Fortune 500 companies. In 2014 and 2015, he was the Chief Executive Officer and President for the North American operations of Asia Pulp & Paper, an Asian-based pulp and paper entity that ranks as one of the largest in the world. Mr. Kelly’s career also included 16 years with Heidrick & Struggles International Incorporated, a world-wide premier executive search firm; during the last six years of his tenure ending in 2013, he served as its Chief Executive Officer. From January 2016 to April 2017, Mr. Kelly was based in the Greater Chicago Area, as an executive advisor to the BTS Group AB, a Swedish-headquartered global professional services firm. Mr. Kelly earned his Bachelor of Science from George Mason University and his Master of Business Administration from Duke University - The Fuqua School of Business.

Ana L. Garcia, Chief Financial Officer and Principal Accounting Officer

Ana L. Garcia has served as our Chief Financial Officer since June 1, 2026. Ms. Garcia has more than 20 years of senior finance leadership experience across public and private technology companies, including businesses in financial services, tech-enabled services and subscription software. From October 2018 to March 2026, Ms. Garcia held roles of increasing responsibility at KLDiscovery, a global provider of electronic discovery, information governance, and data recovery services, most recently serving as Vice President of Finance from 2021 to 2026 and as Interim Chief Financial Officer from May 2025 to August 2025. Prior to joining KLDiscovery, Ms. Garcia served in senior finance roles at Edelman Financial Services (now Edelman Financial Engines) from September 2014 to October 2018, MicroStrategy (now Strategy Inc.) from September 2007 to August 2014, and Spacenet, Inc. (now SageNet) from July 2005 to September 2007. Earlier in her career, she held finance roles at Savvis (now Lumen Technologies). Across these positions, she built high-performing FP&A teams, led board-level reporting, and supported M&A execution and post-merger integration. She holds a Master of Business Administration in Finance and a Bachelor of Science in Marketing, with Distinction, both from George Mason University, and is a Certified Financial Planner.

Emmit McHenry, Director

Emmit McHenry has served as one of Cycurion’s directors since October 4, 2017, and also served as our Chief Executive Officer until January 25, 2023 and Chairman of the board of directors until February 14, 2025. Prior to joining the Company, Mr. McHenry was a founding Principal of Archura, LLC, in 2006, and held the positions of Chairman and Chief Executive Officer. Earlier in his career, Mr. McHenry founded and developed several other companies us, including NetCom Solutions International, Inc. and Network Solutions, Inc, the internet domain service provider. In addition, he has held management positions with International Business Machines (IBM), Connecticut General Life Insurance Company (now, CIGNA), Union Mutual, and Allstate Insurance Company, where he served in several positions, including Regional Vice President for the five northwestern states (Idaho, Oregon, Washington, Alaska, and Hawaii).

Mr. McHenry has held positions on the executive Committee for the Council on Competitiveness and the board of directors for James Martin Government Intelligence and Global Technology. Mr. McHenry obtained a Bachelor of Arts in Communications from the University of Denver and a Master of Arts in Communications from Northwestern University. Mr. McHenry also received an Honorary Doctor of Philosophy from Shaw University. Mr. McHenry is a Service-Disabled Veteran, having served in the United States Marine Corps. We believe that Mr. McHenry is qualified to serve on our board of directors because of his significant experience in corporate leadership and extensive knowledge of information security.

Peter R. Ginsberg, Director

Peter R. Ginsberg has served as one of our independent directors since November 30, 2023. He is a practicing attorney with a wide range of experience and successfully represented Cycurion in one of its matters in 2020. In February of 2023, he co-founded Moskowitz Colson Ginsberg & Schulman, LLP, of which he is a partner in the firm. Previously, he was a partner with Moskowitz & Book, LLP from July of 2021 until the co-founding of his current firm. He was a partner of Michelman & Robinson, LLP from December 2020 through July 2021. Prior to that, from September 2018 through December 2020, he was a partner at Robinson Brog Leinwand Greene Genovese & Gluck, P.C. and then moved with a number of its attorneys to Sullivan & Worcester LLP (US). Earlier in his career, Mr. Ginsberg was an Assistant U.S. Attorney in the Eastern District of New York,

Mr. Ginsberg received his B.A. in history from the University of Pennsylvania in 1976, his MS in international relations from the London School of Economics in 1977; and his J.D. from Columbia Law School of Law in 1980. We believe that Mr. Ginsberg is qualified to serve on our board of directors because of his long history with Cycurion and the ability to provide broad-based legal advice to the board of directors.

Reginald S. Bailey, Sr., Director

Reginald S. Bailey has served as one of our independent directors since February 14, 2025. He is a co-founder of, and from 2019 to present, is the Chief Operating Officer of Cysurance LLC, a Washington, D.C. and New York-based provider of a fully integrated cyber incident program. In 2017, Mr. Bailey co-founded, and thereafter has been, and remains, the managing principal of BoxTop Growth Partners LLC, a Washington, D.C. and New York-based boutique advisory firm. From 2012 to 2013, he served as Chief Operating Officer of Hofmann Brands and then from 2014 to 2017, he served as the Chief Executive Officer and a Board Member of Hofmann Brands, a Syracuse New York-based portfolio investment company to Hofmann Sausage Company LLC, Hofmann Hots, LLC, and The Handwich®. From 2008 to 2012, Mr. Bailey served as the Managing Partner of Phoenix International Management Group, LLC, a Washington DC-based privately owned consulting practice that specialized in global network infrastructure and business operations solutions. From 2000 to 2008 he served as the Managing Partner, President, and Chief Operating Officer of Worldwide Network Services, LLC, a Washington, D.C.-based SBA-certified defense contractor that he co-founded and which specialized in the engineering, design, installation, and maintenance of private networks within hazardous, remote, or geographically challenged environments worldwide.

Mr. Bailey earned a Bachelor of Science in Business Management from North Carolina Agricultural & Technical State University in 1995. We believe that Mr. Bailey is qualified to serve on our board of directors because of his broad experience in the cyber industry and his investment company advisory services.

Kevin E. O’Brien, Director

Kevin E. O’Brien has served as one of our independent directors since February 14, 2025. In 2000, he founded and, through its acquisition by Revere Data, LLC in 2002, served as the Chief Executive Officer of Gradience, Inc., a San Francisco, California-based provider of cloud-based services and software for on-demand marketing and financial services applications. From that acquisition in 2002 through 2013, Mr. O’Brien served as the President and Chief Executive Officer of and a Director of Revere Data, LLC, a San Francisco, California-based provider of specialty data, analytics, and index services to Fortune 500 and defense customers. Revere Data was acquired by FactSet Research Systems, Inc. (NYSE: FDS) in 2013, where, for the succeeding three years, he served as its Regional Director for the Americas. FactSet is a San Francisco, New York, and London-based provider of enterprise class software, analytics, and services to 126,000 in 24 countries. From 2016 to the 2024, he has been employed by Orbital Insight, Inc., a Palo Alto, California- based geospacial software and analytics Company that merges artificial intelligence and innovations to solve the world’s biggest business, national security, and societal problems as scale. During the first four years of his employment, he served as Orbital Insight’s Chief Operating Officer and, thereafter, from 2020 to 2024 as its Chief Executive Officer. From February 2024 to present, he serves as President at Chainalysis Government Solutions.

Mr. O’Brien received his B.B.A. in Management Information Systems from James Madison University in 1987 and his MBA from EDHEC Business School (Paris, France) in innovation, strategy, and information technology in 1994. We believe that Mr. O’Brien is qualified to serve on our board of directors because of his broad experience in the technology industry.

Stockholder Communications with Directors

Stockholders who wish to communicate with the Board of Directors or any individual director may submit such communications in writing addressed to the Board of Directors or the applicable director, c/o the Chief Executive Officer, 1640 Boro Place, Suite 420C, McLean, Virginia 22102. All such communications must identify the sender as a stockholder of the Company. The Chief Executive Officer may require reasonable evidence of stock ownership prior to transmitting the communication to the Board of Directors or the relevant director.

Board and Committee Meetings and Attendance

Our Board of Directors and its committees meet regularly throughout the year and also hold special meetings and act by written consent from time to time. During 2025: (i) our Board of Directors met four times; (ii) our Audit Committee jointly with our Board of Directors met three times; (iii) our Compensation Committee met zero times separately and three times jointly with the Board of Directors and the Audit Committee; and (iv) our Nominating and Corporate Governance Committee met three times and jointly with our Audit Committee zero times.

During the fiscal year ended December 31, 2025, each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served during the period in which he or she served

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors and executive officers.

Director and Officer Hedging

We have not adopted any practice or policy regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. As such, our employees, officer, directors or their designees are generally permitted to engage in these transactions.

Director and Officer Liability and Indemnification

We have purchased directors’ and officers’ liability insurance and have entered into indemnification agreements with each of directors and executive officers. The indemnification agreements and our Charter and our Second Amended and Restated Bylaws (the “Bylaws”) require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Committees of the Board of Directors

The board of directors has formed the committees described below. Each of the committees operates pursuant to a written charter adopted by the committee or our board of directors. Each charter sets forth the committee’s specific functions and responsibilities. The board of directors may from time to time establish other committees. Each committee charter is available on our website at https://investors.cycurion.com/governance#committees. None of the information contained on our website is incorporated into or forms a part of this Amendment.

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

The Audit Committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has direct responsibility for the appointment (subject to stockholder approval, if deemed advisable by the board of directors), compensation, retention, and oversight of the work of the independent registered public accounting firm. The Audit Committee has sole authority to approve the hiring and discharging of the independent registered public accounting firm (subject to stockholder approval, if deemed advisable by the board of directors), all audit engagement terms and fees and all permissible non-audit engagements with the independent auditor. The Audit Committee reviews and oversees all related party transactions in accordance with policies and procedures.

The Audit Committee is comprised of three members: Messrs. Ginsberg, Bailey, Sr., and O’Brien. Each member of the Audit Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations and each member is financially literate. In addition, the board of directors has determined that Mr. O’Brien, who is the chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Please see a description of Mr. O’Brien’s biography in this section under the heading “Members of Our Board of Directors”.

Compensation Committee

The Compensation Committee assists the board of directors with its oversight of the forms and amount of compensation for executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of equity and non-equity incentive plans for employees and other service providers and certain other matters related to compensation programs. The Compensation Committee, among other responsibilities, evaluates the performance of our Chief Executive Officer and, in consultation with the Chief Executive Officer, evaluates the performance of other executive officers (including officers reporting under Section 16 of the Exchange Act). The Chief Executive Officer may not be present during any portion of a Compensation Committee meeting in which deliberation or any vote regarding their compensation occurs. The Compensation Committee may form subcommittees for any purpose that the Compensation Committee deems appropriate and may delegate to such subcommittees such power and authority as the Compensation Committee deems appropriate; provided, however, that no subcommittee shall consist of fewer than two members; and provided, further, that the Compensation Committee shall not delegate to a subcommittee any power or authority required by any law, regulation, or listing standard to be exercised by the Compensation Committee as a whole.

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

The Compensation Committee did not engage a compensation consultant for the 2025 fiscal year.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the board of directors with its oversight of and identification of individuals qualified to become members of the board of directors, consistent with criteria approved by the board of directors, and selects, or recommends that the board of directors selects, director nominees; develops and recommends to the board of directors a set of corporate governance guidelines; oversees the evaluation of the board of directors; and reviews and recommends to the board of directors improvements to the Corporate Governance Guidelines and our overall corporate governance on a periodic basis.

Our Nominating and Corporate Governance Committee’s responsibilities include identifying and screening director candidates (including incumbent directors for potential re-nomination and candidates recommended by stockholders in accordance with the Company’s policies as set forth in its proxy statement) consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election or re-election by the stockholders and any Board vacancies that are to be filled by the Board subject to any rights regarding the selection of directors by holders of preferred stock and any other contractual or other commitments of the Company.

The Nominating and Corporate Governance Committee is comprised of three members: Messrs. Ginsberg, Bailey, Sr., and O’Brien. Mr. O’Brien is the chairman of the Nominating and Corporate Governance Committee. The composition of the Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations.

Code of Ethics

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. All directors and officers of the Company were delinquent in making their initial Section 16 filings, but as of the date of this Amendment, all directors and officers have made their required filings. For a description of each director and/or officer’s holdings in the Company’s shares of common stock, please see the section “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 11. EXECUTIVE COMPENSATION

We are an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act of 2012, and are therefore permitted to take advantage of certain reduced public company reporting requirements under the federal securities laws. Accordingly, this Amendment includes the scaled executive compensation disclosures applicable to emerging growth companies and, where relevant, the executive compensation disclosure requirements applicable to a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act.

As an emerging growth company, we are not required to hold advisory stockholder votes to approve the compensation of our named executive officers (“say-on-pay”) or to determine the frequency of such advisory votes (“say-on-frequency”) unless and until we cease to qualify as an emerging growth company.

We will remain an emerging growth company until the earliest of:

(i)	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering;
(ii)	the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.235 billion (as adjusted for inflation);
(iii)	the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding rolling three-year period; or
(iv)	the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act.

Named Executive Officers

Our named executive officers for 2025, which consist of our principal executive officer, principal financial officer and the next two most highly compensated executive officers, are:

●	L. Kevin Kelly, our Chief Executive Officer;
●	Alvin McCoy III, our Former Chief Financial Officer (1);
●	William Singleton, our Cyber Security Lead; and
●	Devin Ferreira, our Cyber Security Engineer.

(1)	Mr. Alvin McCoy III resigned as our Chief Financial Officer, effective May 31, 2026, and Ana L. Garcia was appointed as the Chief Financial Officer, effective June 1, 2026.

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which term is defined as follows:

(a)	all individuals serving as one of our principal executive officers during our fiscal years ended December 31, 2025 and 2024; and
(b)	each of our two other most highly compensated executive officers who were serving at the end of 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
	2023	$113,120	-		-	$113,120
L. Kevin Kelly*	2024	$24,681	-		-	$24,681
Chief Executive Officer	2025	$518,750	-	$1,250,000	-	$1,768,750

	2023	$114,900	-		-	$114,900
Alvin McCoy, III**	2024	$114,900	-		-	$114,900
Former Chief Financial Officer	2025	$290,933	-	$1,000,000	-	$1,290,933

	2023	$177,293	-		-	$177,293
William Singleton,	2024	$179,262	-		-	$179,262
Cyber Security Lead	2025	$185,400	-		-	$185,400

	2023	$151,618	-		-	$151,618
Devin Ferreira,	2024	$160,680	-		-	$160,680
Cyber Security Engineer	2025	$160,680	-		-	$160,680

*L. Kevin Kelly received $275,000 in backpay from 2023 and 2024.

**Mr. Alvin McCoy III resigned as our Chief Financial Officer, effective May 31, 2026, and Ana L. Garcia was appointed as the Chief Financial Officer, effective June 1, 2026.

Narrative Disclosure to Summary Compensation Table

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

Employment Arrangement with Ana L. Garcia

On May 21, 2026, Cycurion entered into an offer letter with Ana L. Garcia to serve as Chief Financial Officer, commencing June 1, 2026. Ms. Garcia’s employment is on an at-will basis. During her employment, Cycurion will pay Ms. Garcia an annual base salary of $300,000, payable in accordance with the Company’s standard payroll practices. Ms. Garcia is eligible to receive an annual performance bonus of up to 50% of her base salary, based on the achievement of individual and Company performance objectives, as determined by the Chief Executive Officer. For 2026, any such bonus will be prorated based on her period of service during the year. In addition, Ms. Garcia will receive a one-time equity grant consisting of $300,000 in restricted stock units, subject to a three-year vesting schedule, and will be eligible to participate in the Company’s annual executive equity refresh program, subject to Board approval. If Ms. Garcia’s employment is terminated without cause, she will be entitled to severance benefits consisting of (i) six months of base salary, (ii) a pro rata portion of any earned bonus for the year of termination, and (iii) Company-paid COBRA premiums for up to six months, subject to her execution of a general release of claims.

Retention Packages

On June 16, 2025, our board of directors approved a retention package for L. Kevin Kelly, Chief Executive Officer, and Alvin McCoy III, former Chief Financial Officer, and issued each officer 100,000 shares of Common Stock under our 2025 Equity Incentive Plan on August 4, 2025.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than as disclosed above, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our Company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation Discussion and Analysis

Our compensation philosophy is designed to attract, retain and motivate top-tier talent to drive our mission of delivering innovative cybersecurity and digital infrastructure solutions that safeguard critical assets for our clients in government, healthcare, and corporate sectors. Our compensation programs are structured to align the interests of our named executive officers with those of our stockholders, fostering a culture of performance, innovation, and long-term value creation. The Compensation Committee, composed entirely of independent directors, oversees the development and implementation of our compensation policies, guided by the following core objectives:

●	Pay-for-Performance Alignment: We prioritize linking executive compensation to the achievement of measurable financial, operational and strategic goals that enhance Cycurion’s market position and stockholder value. Our incentive programs are designed to reward executives for delivering strong financial performance, such as revenue growth (e.g., $15.1 million in revenue reported for 2025), successful execution of strategic initiatives such as the launch of our AI-enhanced ARx platform and expanding our client base through high-value contracts (e.g., $7.0 million in recent contract awards).

●	Competitive Compensation to Attract and Retain Talent: To compete in the fast-evolving cybersecurity industry, we offer compensation packages that are competitive with peer companies, including cybersecurity leaders such as Palo Alto Networks, CrowdStrike Holdings Inc., and Fortinet, Inc. Our programs balance fixed and variable compensation, including base salaries, annual cash incentives, and long-term equity awards, to attract and retain exceptional leaders capable of navigating complex cyber threats and driving innovation.

●	Long-Term Value Creation: We emphasize equity-based compensation, such as stock options and restricted stock units, to align executive incentives with long-term stockholder interests. By tying a significant portion of compensation to stock performance, we ensure that our executives are motivated to enhance Cycurion’s market position, achieve sustainable growth and deliver innovative solutions such as our AI-powered ARx platform, strategic partnerships (e.g., with CentralSquare Technologies, LLC and IQSTEL Inc.), and strategic acquisitions.

●	Transparency and Accountability: We are committed to transparent disclosure of our compensation practices to provide stockholders with a clear understanding of how pay decisions are made. The Compensation Committee evaluates executive performance based on a combination of quantitative metrics (e.g., revenue, gross margin improvement, and contract wins) and qualitative factors (e.g., leadership in advancing cybersecurity innovation and client satisfaction). We also consider input from independent compensation consultants and market data to ensure our programs are fair, competitive, and aligned with industry standards.

●	Risk Mitigation and Governance: Our compensation programs are designed to encourage prudent risk-taking that supports Cycurion’s strategic objectives without incentivizing undue risk. We maintain robust governance practices, including clawback policies to recover erroneously awarded compensation in the event of financial restatements, as required by Nasdaq rules, and regular reviews of our compensation structure to ensure alignment with stockholder interests and regulatory requirements.

●	Responsiveness to Stockholder Feedback: We value the perspectives of our stockholders and actively consider feedback from say-on-pay votes and investor engagements to refine our compensation programs. This ensures that our approach remains responsive to stockholder priorities, particularly in demonstrating the alignment between executive pay and company performance.

Our compensation philosophy is rooted in the belief that exceptional leadership drives Cycurion’s ability to innovate, grow and deliver unparalleled value to our clients and stockholders. By aligning executive rewards with measurable outcomes, such as a 900 basis point gross margin improvement (first quarter 2026) and developing acquisition pipeline (Halo Privacy, Secuvant, LLC and Digital Ally, Inc.), we reinforce our commitment to building a sustainable, high-performing organization that leads the cybersecurity industry.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2025, the Compensation Committee was composed of Messrs. Ginsberg, Bailey, Sr., and O’Brien, and there were no insider participations or Compensation Committee interlocks among the members of the Compensation Committee of our Company. At all times during fiscal year 2025, the Compensation Committee was comprised solely of independent, non-employee directors.

Outstanding Equity Awards at Fiscal Year-End

We did not have any option awards or unvested stock awards outstanding as of December 31, 2025.

2025 Equity Incentive Plan

In February 2025, we adopted the 2025 Equity Incentive Plan that provide for the issuance of up to 10,000,000 shares of Common Stock to our officers, directors and other employees. In September 2025, upon approval by our stockholders, we increased the number of authorized shares issuable under the 2025 Equity Incentive Plan from 10,000,000 to 25,000,000 shares of Common Stock. In 2025, we issued 371,020 shares to 10 stockholders under the 2025 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of our shares of Common Stock by:

●	each person known to be the beneficial owner of more than 5% of our outstanding Common Stock;
●	each of our executive officers and directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission (the “SEC”), which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days or subject to restricted stock units that vest within 60 days are considered outstanding and beneficially owned by the person holding such warrants, options, or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o Cycurion, Inc., 1640 Boro Place, Suite 420C, McLean, Virginia 22102.

The beneficial ownership of our Common Stock is based on 10,709,032 shares of Common Stock issued and outstanding as of June 5, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the shares shown to be beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage o Common Stock(2)
Directors and Executive Officers
L. Kevin Kelly	477,482	4.5%
Ana Garcia	0	0%
Emmit McHenry	54,904	0.5%
Peter R. Ginsberg	99	0.0%
Kevin E. O’Brien	0	0.0%
Reginald S. Bailey, Sr.	0	0.0%
All directors and executive officers as a group (6 individuals)	532,485	5.0%
Other 5% beneficial owners
Alvin McCoy III	533,985	5.0%

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based upon 10,709,032 shares of Common Stock issued and outstanding as of June 5, 2026.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2025, regarding securities authorized for issuance under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements that were not required to be and were not submitted to our stockholders for approval. The equity compensation plan approved by our stockholders is our 2025 Equity Incentive Plan.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2025 Equity Incentive Plan	200,000	10.00	24,628,980
Equity compensation plans not approved by stockholders:	0	0	0
Total	200,000	10.00	24,628,980

Description of the 2025 Equity Incentive Plan

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

Purpose

The purpose of the 2025 Equity Incentive Plan is to advance the interests of Cycurion and its stockholders by enabling Cycurion and its subsidiaries to attract and retain qualified individuals to perform services, to provide incentive compensation for such individuals in a form that is linked to the growth and profitability of Cycurion and increases in stockholder value, and to provide opportunities for equity participation that align the interests of recipients with those of its stockholders.

Administration

The Board of Directors will administer the 2025 Equity Incentive Plan. The Board of Directors has the authority under the 2025 Equity Incentive Plan to delegate plan administration to a committee of the board or a subcommittee thereof, which is comprised of not less than two Non-Employee Directors who are independent. The board of directors of Cycurion or the committee of the board to which administration of the 2025 Equity Incentive Plan has been delegated is referred to as the Committee. Subject to certain limitations, the Committee will have broad authority under the terms of the 2025 Equity Incentive Plan to take certain actions under the plan.

To the extent permitted by applicable law, the Committee may delegate to one or more of its members or to one or more officers of Cycurion such administrative duties or powers, as it may deem advisable. The Committee may authorize one or more directors or officers of Cycurion to designate employees, other than officers, non-employee directors, or 10% stockholders of Cycurion, to receive awards under the 2025 Equity Incentive Plan and determine the size of any such awards, subject to certain limitations.

No Re-pricing

The Committee may not, without prior approval of the stockholders of Cycurion, effect any re-pricing of any previously granted “underwater” option or SAR by: (i) amending or modifying the terms of the option or SAR to lower the exercise price or grant price; (ii) canceling the underwater option or SAR in exchange for (A) cash; (B) replacement options or SARs having a lower exercise price or grant price; or (C) other awards; or (iii) repurchasing the underwater options or SARs and granting new awards under the 2025 Equity Incentive Plan. An option or SAR will be deemed to be “underwater” at any time when the fair market value of common stock of Cycurion is less than the exercise price of the option or the grant price of the SAR.

Stock Subject to the 2025 Equity Incentive Plan

Subject to adjustment (as described below), the maximum number of shares of Cycurion common stock authorized for issuance under the 2025 Equity Incentive Plan is 25,000,000 shares of Common Stock. This limit is also the limit on the number of incentive stock options that may be granted under the 2025 Equity Incentive Plan.

Shares that are issued under the 2025 Equity Incentive Plan or that are subject to outstanding awards will be applied to reduce the maximum number of shares remaining available for issuance under the 2025 Equity Incentive Plan only to the extent they are used; provided, however, that the full number of shares subject to a stock-settled SAR or other stock-based award will be counted against the shares authorized for issuance under the 2025 Equity Incentive Plan, regardless of the number of shares actually issued upon settlement of such SAR or other stock-based award. Any shares withheld to satisfy tax withholding obligations on awards issued under the 2025 Equity Incentive Plan, any shares withheld to pay the exercise price or grant price of awards under the 2025 Equity Incentive Plan and any shares not issued or delivered as a result of the “net exercise” of an outstanding option or settlement of a SAR in shares will not be counted against the shares authorized for issuance under the 2025 Equity Incentive Plan and will be available again for grant under the 2025 Equity Incentive Plan. Shares subject to awards settled in cash will again be available for issuance pursuant to awards granted under the 2025 Equity Incentive Plan. Any shares related to awards granted under the 2025 Equity Incentive Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of the shares will be available again for grant under the 2025 Equity Incentive Plan. Any shares repurchased by Cycurion on the open market using the proceeds from the exercise of an award will not increase the number of shares available for future grant of awards. To the extent permitted by applicable law, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by Cycurion or a subsidiary or otherwise will not be counted against shares available for issuance pursuant to the 2025 Equity Incentive Plan. The shares available for issuance under the 2025 Equity Incentive Plan may be authorized and unissued shares or treasury shares.

Adjustments

In the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or other similar change in the corporate structure or shares of Common Stock of Cycurion, the Committee will make the appropriate adjustment or substitution. These adjustments or substitutions may be to the number and kind of securities and property that may be available for issuance under the 2025 Equity Incentive Plan. In order to prevent dilution or enlargement of the rights of participants, the Committee may also adjust the number, kind, and exercise price or grant price of securities or other property subject to outstanding awards.

Eligible Participants

Awards may be granted to employees, non-employee directors and consultants of Cycurion or any of its subsidiaries. A “consultant” for purposes of the 2025 Equity Incentive Plan is one who renders services to Cycurion or its subsidiaries that are not in connection with the offer and sale of its securities in a capital raising transaction and do not directly or indirectly promote or maintain a market for its securities.

Types of Awards

The 2025 Equity Incentive Plan will permit Cycurion to grant non-statutory and incentive stock options, restricted stock awards, restricted stock units, performance awards, non-employee director awards and other stock-based awards. Awards may be granted either alone or in addition to or in tandem with any other type of award.

Stock Options. Stock options entitle the holder to purchase a specified number of shares of Common Stock of Cycurion at a specified price, which is called the exercise price, subject to the terms and conditions of the stock option grant. The 2025 Equity Incentive Plan permits the grant of both non-statutory and incentive stock options. Incentive stock options may be granted solely to eligible employees of Cycurion or its subsidiary. Each stock option granted under the 2025 Equity Incentive Plan must be evidenced by an award agreement that specifies the exercise price, the term, the number of shares underlying the stock option, the vesting and any other conditions. The exercise price of each stock option granted under the 2025 Equity Incentive Plan must be at least 100% of the fair market value of a share of Common Stock of Cycurion as of the date the award is granted to a participant. Fair market value under the plan means, unless otherwise determined by the Committee, the closing sale price of Common Stock of Cycurion, as reported on the Nasdaq Stock Market, on the grant date. The Committee will fix the terms and conditions of each stock option, subject to certain restrictions, such as a ten-year maximum term.

Restricted Stock Awards and Restricted Stock Units. Restricted stock awards and/or restricted stock units, or RSUs, may be granted under the 2025 Equity Incentive Plan. A restricted stock award is an award of Common Stock of Cycurion that is subject to restrictions on transfer and risk of forfeiture upon certain events, typically including termination of service. RSUs are similar to restricted stock awards except that no shares are actually awarded to the participant on the grant date. The Committee will determine, and set forth in an award agreement, the period of restriction, the number of shares of restricted stock awards or the number of RSUs granted, and other such conditions or restrictions.

Performance Awards. Performance awards, in the form of cash, shares of Common Stock of Cycurion, other awards or a combination of both, may be granted under the 2025 Equity Incentive Plan in such amounts and upon such terms as the Committee may determine. The Committee shall determine, and set forth in an award agreement, the amount of cash and/or number of shares or other awards, the performance goals, the performance periods and other terms and conditions. The extent to which the participant achieves his or her performance goals during the applicable performance period will determine the amount of cash and/or number of shares or other awards earned by the participant.

Non-Employee Director Awards. The Committee at any time and from time-to-time may approve resolutions providing for the automatic grant to non-employee directors of non-statutory stock options. The Committee may also at any time and from time-to-time grant on a discretionary basis to non-employee directors non-statutory stock options. In either case, any such awards may be granted singly, in combination, or in tandem, and may be granted pursuant to such terms, conditions and limitations as the Committee may establish in its sole discretion consistent with the provisions of the 2025 Equity Incentive Plan. The Committee may permit non-employee directors to elect to receive all or any portion of their annual retainers, meeting fees or other fees in restricted stock, RSUs, or other stock-based awards in lieu of cash. Under the 2025 Equity Incentive Plan the sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $1,000,000.

Other Stock-Based Awards. Consistent with the terms of the plan, other stock-based awards may be granted to participants in such amounts and upon such terms as the Committee may determine.

Dividend Equivalents. With the exception of stock options and unvested performance awards, awards under the 2025 Equity Incentive Plan may, in the Committee’s discretion, earn dividend equivalents with respect to the cash or stock dividends or other distributions that would have been paid on the shares of Common Stock of Cycurion covered by such award had such shares been issued and outstanding on the dividend payment date. However, no dividends or dividend equivalents may be paid on unvested awards. Such dividend equivalents will be converted to cash or additional shares of Common Stock of Cycurion by such formula and at such time and subject to such limitations as determined by the Committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On September 20, 2024, the Company entered into a promissory note (the “Promissory Note”) with Western Acquisition Ventures Sponsor, LLC (the “Sponsor”) for $230,000, pursuant to which the Company can borrow up to an aggregate cash amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the business combination with Cycurion (the “Business Combination”). During the year ended December 31, 2024, the Company borrowed the full $255,556, with a discount of $25,556, resulting in net proceeds of $230,000. The Company amortized the discount of 25,556 fully in 2025. Additionally, the company has an accrued interest balance of $32,867 related to these notes as of December 31, 2025. These notes are presented with other promissory notes on the balance sheet.

Personal guarantees were entered by Emmit McHenry, Kurt McHenry, and Alvin McCoy, III, as officers and stockholders of Cycurion in support of a loan from Main Street Bank, of which approximately $3 million is owed as of January 2, 2026.

Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $99,653 and $119,279 for the years ended December 31, 2025 and 2024, respectively.

Promissory Notes with Western

On July 27, 2023, Western Acquisition Ventures Corp. (“Western”) entered into a promissory note with Cycurion Sub, Inc., a Delaware corporation formerly known as Cycurion, Inc. (“Cycurion Sub”) for $200,000, pursuant to which Western can borrow up to an aggregate principal amount of $200,000. The Promissory Note, with an interest rate of 5% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion Sub, or January 11, 2024. If Western defaulted on the loan, or the business combination did not occur, Western will owe all principal and accrued interest thereto to Cycurion Sub. Cycurion Sub may not seek recourse against any money held in the trust account established pursuant to the investment management trust agreement, dated as of January 11, 2022, as amended, by and between Western and Equiniti Trust Company, nor any of Western’s directors, officers, and any affiliate. As of September 30, 2024, Western has borrowed $554,269 and accrued approximately $21,906 in interest. As of December 31, 2023, Western has borrowed $200,000 and accrued approximately $4,222 in interest. On January 26, 2024, Western and Cycurion Sub amended the Promissory Note to increase its amount to $300,000 and extend the maturity date to the earlier of the consummation of the Business Combination or April 11, 2024. On April 4, 2024, Western and Cycurion Sub amended the Promissory Note to extend the maturity date to the earlier of the consummation of the Business Combination or July 11, 2024. On May 3, 2024, Western and Cycurion Sub amended the Promissory Note to increase its principal amount to $554,269. On July 2, 2024, Western and Cycurion Sub amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025. On October 9, 2024, Western and Cycurion Sub amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025. On January 8, 2025, Western and Cycurion Sub amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or April 11, 2025. On October 9, 2024, Western and Cycurion Sub amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or January 11, 2025. On January 8, 2025, Western and Cycurion Sub amended the Promissory Note to extend the maturity date of this note to the earlier of the consummation of the Business Combination or April 11, 2025.

On January 6, 2025, Cycurion Sub entered into a promissory note with Western for a principal amount of $55,555.56, pursuant to which Cycurion Sub can borrow up to an aggregate principal amount of $50,000.00. The promissory note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion Sub, or six months following the date of the promissory note. If Western defaults on the loan, or the business combination does not occur, Western will owe all principal and accrued interest thereto to Western.

On January 24, 2025, Cycurion Sub entered into a promissory note with Western for a principal amount of $327,777.78, pursuant to which Cycurion Sub can borrow up to an aggregate principal amount of $295,000.00. The promissory note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion Sub, or six months following the date of the promissory note. If Western defaults on the loan, or the business combination does not occur, Western will owe all principal and accrued interest thereto to Western.

Founder Shares

On June 9, 2021, the Sponsor acquired 4,312,500 shares of common stock of Western (the “Founder Shares”) for an aggregate purchase price of $25,000. On June 16, 2021, the Sponsor transferred 1,207,500 of the Founder Shares to A.G.P./Alliance Global Partners (“A.G.P.”) for $7,000. On November 22, 2021, Western effected a 2-for-3 reverse stock split of its common stock, and A.G.P. sold back to the Sponsor 55,000 Founder Shares for $478, such that the Sponsor owns an aggregate of 70,833 Founder Shares, and A.G.P. owns 25,000 Founder Shares. Up to 12,500 Founder Shares (including the Founder Shares transferred to A.G.P.) were subject to forfeiture by the subscribers in case the underwriters did not fully exercise their over-allotment option. Since the underwriters exercised the overallotment option in full on January 14, 2022, none of the Founder Shares are subject to forfeiture any longer.

The Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which Western completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of Western’s stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

Agreements with A.G.P.

Advisory Agreement with A.G.P.

A.G.P. was a financial advisor to both Western in connection with the Business Combination transaction. Upon the completion of the Business Combination, A.G.P.: (i) received a cash fee of $500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock at an exercise price of $150.00 per share. Pursuant to the advisory agreement (the “Advisory Agreement”), Western shall pay A.G.P. a total transaction fee equal to $2,500,000 (the “Transaction Fee”) upon the closing of the Business Combination. The Transaction Fee will be payable in the form of preferred shares of Cycurion that are convertible into 16,667 shares of Common Stock (such preferred shares or the Common Stock into which they convert, the “Transaction Fee Shares”), for a price per share of Common Stock equal to $150.00. A portion of the Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.

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

The parties amended the Advisory Agreement (the “Amended Advisory Agreement”), pursuant to which Western shall pay A.G.P. the Transaction Fee in the form of preferred shares of Cycurion that are convertible into 166,667 shares of Common Stock (such preferred shares or the Common Stock into which they convert, the “Amended Transaction Fee Shares”), for a price per share of Common Stock of $15.00. A portion of the Amended Transaction Fee Shares shall be subject to forfeiture and return to the Company for cancellation once A.G.P. converts and sells Transaction Fee Shares generating sales proceeds (excluding commissions) of $2,500,000.

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

Upon the execution of the Advisory Agreement, the Business Combination Marketing Agreement, dated January 11, 2022, between Western and A.G.P. in which Western and Cycurion Sub caused the combined company to issue to A.G.P. 16,667 shares of common stock of the combined company in full satisfaction of the fees, was terminated, and such shares of common stock extinguished in their entirety.

Placement Agent Agreement with A.G.P.

A.G.P. acted as the placement agent for the private placement. Pursuant to a placement agent agreement between A.G.P. and the Company, dated December 4, 2025, the Company agreed to pay A.G.P. a cash fee equal to 10.0% of the aggregate gross proceeds raised in the ate and a cash fee of $500,000, and to reimburse A.G.P. for certain reasonable, documented, and accountable expenses, including legal fees, of $60,000 in the aggregate.

Agreements with Seward & Kissel LLP

On November 27, 2024, we entered into a revised engagement letter (the “Revised Engagement Letter”) with Seward & Kissel LLP (“Seward & Kissel”), pursuant to which Western and Cycurion agreed to pay approximately $1.3 million of its outstanding legal fees (the “Legal Fees”) in shares of Common Stock in connection with the Business Combination. Following the closing of the Business Combination on February 14, 2025 and in connection with the Revised Engagement Letter, we issued to Seward & Kissel 8,333 shares of Common Stock and the Seward & Kissel pre-funded warrant that is exercisable for approximately $1.3 million in shares of Common Stock, or up to 83,333 shares of Common Stock (the “Seward & Kissel Pre-Funded Warrant”); provided that once the net proceeds from the sale of the shares equals the Legal Fees, the remaining shares of Common Stock, including such Common Stock exercisable under the Seward & Kissel Pre-Funded Warrant, shall be returned to the Cycurion.

We plan to enter into an exchange agreement with Seward & Kissel to exchange the Seward & Kissel Pre-Funded Warrant for a convertible promissory note that is convertible into such number of shares equal to the Legal Fees.

Agreement with Baker & Hostetler LLP

In 2023, Western agreed to pay approximately $788,030 of its obligations to its counsel, Baker & Hostetler LLP, in shares of Common Stock following the Business Combination, which will be issued at a price per share equal to $300.00, or 2,627 shares of Common Stock.

Lock-up Agreements and Leak-out Agreements

Series A Convertible Preferred Stock

The holders of our Series A Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are subject to a one-year lock-up of their securities that commenced on the closing of the Business Combination, subject to release from the lock-up after six months from the closing if, thereafter, the daily trading value of shares of our Common Stock is greater than $150,000 for 30 consecutive trading days and the 30-day VWAP for shares of our Common Stock is greater than $5.00.

On September 25, 2025, our board of directors waived the Series A Convertible Preferred Stock lock-up restrictions. The holders of our Series A Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) were previously subject to a one-year lock-up of their securities that commenced on the closing of the Business Combination with Western on February 14, 2025, subject to release from the lock-up after six months from the closing if, thereafter, the daily trading value of shares of our Common Stock is greater than $150,000 for 30 consecutive trading days and the 30-day VWAP for shares of our Common Stock is greater than $5.00. As our Common Stock does not meet the conditions set forth above to release the holders of the Series A Convertible Preferred Stock from the lock-up restrictions after six months from the closing of the Business Combination, our board of directors deemed it in the best interests to waive such lock-up restrictions as the Series A Convertible Preferred Stock accrues approximately $120,000 per year in stock or cash payments. If the holders of the Series A Convertible Preferred Stock convert such preferred stock into Common Stock, we could save approximately $120,000 in costs on its income statement, which is part of our strategic recapitalization to strengthen its balance sheet and support growth initiatives.

Series B Convertible Preferred Stock

The holders of our Series B Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are subject to different terms depending on the relevant agreements. Prior to the one-for-thirty reverse stock split of the Company’s shares of common stock, par value $0.0001, that took effect with the commencement of business on October 27, 2025, 355 shares of Cycurion Series B Convertible Preferred Stock following the Business Combination were converted at the closing of the Business Combination for 23,666 shares of Common Stock following the Business Combination. Holders are subject to a nine-month leak-out that commenced on the closing of the Business Combination, such that aggregate sales cannot exceed 40% of the daily trading volume of shares of our Common Stock following the Business Combination.

Series C Convertible Preferred Stock

The holders of our Series C Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are subject to a one-year lock-up of their securities that commenced on the closing of the Business Combination, subject to release from the lock-up after six months from the closing if, thereafter, the daily trading value of shares of our Common Stock is greater than $150,000 for 30 consecutive trading days and the 30-day VWAP for shares of our Common Stock is greater than $5.00.

Series D Convertible Preferred Stock

The holders of our Series D Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are subject to a nine-month leak-out that commenced on the closing of the Business Combination, such that aggregate sales cannot exceed 10% of the daily trading volume of shares of our Common Stock following the Business Combination. However, the leak-out provisions shall terminate prior to the expiry of the nine-month period in the event that the holders of the Series D Convertible Preferred Stock have converted all of such preferred stock and have sold all of the converted shares into the public markets.

Series E Convertible Preferred Stock

The holders of our Series E Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are subject to a nine-month lock-up that commenced on March 31, 2025.

Series F Convertible Preferred Stock

The holders of our Series F Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are not subject to a lock-up.

Series G Convertible Preferred Stock

The holders of our Series G Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are not subject to a lock-up.

Series H Convertible Preferred Stock

The holders of our Series H Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are not subject to a lock-up.

Series I Convertible Preferred Stock

The holder of our Series I Convertible Preferred Stock (and the underlying securities for which the holders have conversion rights) are subject to a lock-up agreement, pursuant to which a significant portion of the shares may not be sold or otherwise transferred for a defined period following closing of the merger with Secuvant, LLC (six months for approximately $1.5 million of shares and 90 days for approximately $500,000 of shares). Upon expiration of the lock-up periods, holders remain subject to a leak-out agreement, which imposes ongoing limitations on the volume, timing and manner of resale.

A.G.P.

The Transaction Fee Shares shall be subject to a lock-up ending on the earlier of (i) the date on which 75% of the outstanding Series B Convertible Preferred Stock is converted into shares of our Common Stock and (ii) three months from the Lock-Up Termination Date. After the Lock-Up Termination Date, A.G.P. may convert the Transaction Fee Shares and sell them subject to a leak-out provision that limits A.G.P.’s sales of Transaction Fee Shares on any given date to 10% of the cumulative trading volume of the common stock for such date (including pre-market, market, and post-market trading) as reported by Bloomberg, LP. This restriction shall remain in effect beginning on the Lock-Up Termination Date and ending on the date on which 100% of the Series B Convertible Preferred Stock outstanding as of the closing is converted into shares of our Common Stock.

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

Seward & Kissel LLP

The holder of the 8,333 shares of Common Stock issued in upon the closing of the Business Combination was subject to a 20-day lock-up that commenced on February 14, 2025, which was the closing of the Business Combination. Those shares are no longer subject to a lock-up. The shares of Common Stock underlying the Seward & Kissel Pre-Funded Warrant are not subject to a lock-up period.

Baker & Hostetler LLP

The holder of 2,627 shares of Common Stock is subject to a one-year lock-up of its securities that commenced on February 14, 2025, which was the closing of the Business Combination.

Founder Shares

The holder of these securities is subject to a one-year lock-up of its securities that commenced on February 14, 2025, which was the closing of the Business Combination.

PIPE Shares

The holder of these securities is subject to a 30-day lock-up of its securities that commenced on February 14, 2025, which was the closing of the Business Combination.

Director Independence

The applicable listing rules of Nasdaq, on which our shares of Common Stock is listed, generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent.

In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in such member’s capacity as a member of the audit committee, the board of directors or any other board committee (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors conducts an annual review of the independence of our directors. The board of directors has determined that, as of the date hereof, each of the following members of the board of directors is an “independent director” as defined under the applicable Nasdaq standards and SEC rules: Messrs. Peter R. Ginsberg, Reginald S. Bailey, Sr. and Kevin E. O’Brien.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors has appointed WWC, P.C. as the Company’s independent registered public accounting firm to audit the consolidated financial statements of Cycurion, Inc. for the fiscal year ending December 31, 2026.

Audit Fees and Pre-Approval Information

The following table presents the aggregate fees billed by WWC, P.C. for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees(1)	$250,000	$200,000
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0
Total	$250,000	$200,000

(1)	Audit Fees consist of fees billed for the audit of the Company’s annual consolidated financial statements and the review of the Company’s interim financial statements included in its Quarterly Reports on Form 10-Q, as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.
(3)	Tax Fees consist of fees billed for professional services rendered by the independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees consist of fees billed for products and services provided by the independent registered public accounting firm other than the services reported under Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Procedures

All audit and non-audit services provided by WWC, P.C. during fiscal year 2025 were pre-approved or ratified by the audit committee in accordance with applicable SEC rules and audit committee policies.

Recent and Other Developments

As previously disclosed in prior SEC filings, the Company completed and/or announced the following corporate developments, strategic transactions, financing activities and operational initiatives:

During the period April 1, 2026 through June 8, 2026, the Company raised approximately $3.0 million through sales of its common stock under the Equity Purchase Agreement with Yield Point NY LLC, pursuant to which the Company issued and aggregate 4,080,000 shares of common stock.

On April 21, 2026, the Company provided an update on the revised non-binding memorandum of understanding with Kustom for the acquisition of Kustom’s legacy video solutions segment. The transaction is expected to contribute approximately $5.1 million in annual revenue and an estimated $8.0 million backlog comprised of established contracts and recurring subscription revenue.

On May 7, 2026, the Company announced it has executed a binding agreement to acquire Halo Privacy, an industry-leading secure communications company, and fully integrate its elite digital investigations and attribution arm, HavenX. The Company expects to close the transaction within 45 days. This acquisition builds on Cycurion’s disciplined growth strategy by delivering innovative new products and capabilities that directly address its clients’ evolving needs for security, privacy, proactive threat defense and operational efficiency.

On May 21, 2026, the Company entered into that certain merger agreement (the “Merger Agreement”) with Cycurion Merger Sub, LLC, a wholly owned subsidiary (“Merger Sub”), and Secuvant, LLC (“Secuvant”). Capitalized terms used herein and not otherwise defined have the meanings ascribed to such terms in the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub will merge with and into Secuvant in a reverse merger transaction, with Secuvant surviving the Merger as a wholly owned subsidiary of the Company (the “Merger”). The aggregate consideration for the Merger is approximately $2,875,000, comprised of both cash and equity component.

On June 1, 2026, the Company entered into a series of exchange and restructuring agreements with certain existing noteholders, including IQ Financial, Inc. (“IQ Financial”), Obsidian Associates, LLC (“Obsidian”), and M2B Funding Corp. (“M2B”), pursuant to which the Company restructured outstanding indebtedness through the issuance of new convertible promissory notes and, in certain cases, shares of Series H Convertible Preferred Stock.

On June 1, 2026, the Company entered into an Exchange and Restructuring Agreement with IQ Financial, attached as Exhibit 10.1. Under this agreement, approximately $517,604.40 of outstanding obligations, consisting of principal and accrued interest, was exchanged for a new convertible promissory note, attached as Exhibit 10.2. The prior obligations were cancelled and satisfied in full upon consummation of the exchange, and IQ Financial represented that it is an accredited investor acquiring the securities for investment purposes.

On June 1, 2026, the Company entered into an Exchange Agreement with M2B, attached as Exhibit 10.3. Pursuant to this agreement, the Company exchanged outstanding promissory notes for a new convertible promissory note, attached as Exhibit 10.4, in the principal amount of $1,326,748.31 and issued 952.7 shares of Series H Convertible Preferred Stock with an aggregate stated value of approximately $952,695.73 in satisfaction of default-related amounts. The new note is convertible into common stock at a conversion price of $1.05 per share, and the preferred stock is convertible at $1.45 per share. The agreement similarly includes a leak-out restriction limiting resale to five percent of average daily trading volume. Upon closing, the prior notes were deemed cancelled and satisfied in full.

On June 1, 2026, the Company entered into an Exchange and Restructuring Agreement with Obsidian, attached as Exhibit 10.5. Pursuant to that agreement, approximately $1,083,003.41 of principal and accrued non-default interest owed under certain existing notes was exchanged for a new convertible promissory note issued by the Company, attached as Exhibit 10.6. In addition, default interest, penalties, and other default-related charges totaling approximately $947,250 were exchanged for 947.25 shares of the Company’s Series H Convertible Preferred Stock, with each share having a stated value of $1,000. The preferred stock is convertible into shares of the Company’s common stock at a conversion price of $1.45 per share, while the newly issued note is convertible at $1.05 per share. Upon issuance of these securities, the underlying obligations were deemed cancelled and satisfied in full. The agreement also includes a leak-out provision limiting resale of shares to no more than five percent of the Company’s average daily trading volume.

On June 1, 2026, Ana L. Garcia was appointed as the Chief Financial Officer. Mr. Alvin McCoy III resigned as our Chief Financial Officer, effective May 31, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as a part of the report:

(1)	Financial Statements. Our financial statements are included in Item 8. Financial Statements and Supplementary Data of our Original Filing.
(2)	Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the Consolidated Financial Statements in our Original Filing or notes thereto.
(3)	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Amendment, or are incorporated by reference herein.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/Schedule	Date Filed	Exhibit No.
3.1	Ψ	Second Amended and Restated Certificate of Incorporation of Registrant.	8-K	February 14, 2025	3.4

3.1a	Ψ	Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	September 29, 2025	3.1

3.1b	Ψ	Second Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	October 24, 2025	3.1

3.2	Ψ	Second Amended and Restated Bylaws of Cycurion, Inc.	8-K	August 28, 2025	3.1

3.3	Ψ	Certificate of Designation of Series A Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.7

3.4	Ψ	Certificate of Designation of Series B Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.8

3.5	Ψ	Certificate of Designation of Series C Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.9

3.6	Ψ	Certificate of Designation of Series D Convertible Preferred Stock of the Company.	8-K	February 14, 2025	3.10

3.7	Ψ	Certificate of Designation of Series E Convertible Preferred Stock of the Company.	8-K	August 12, 2025	3.1

3.8	Ψ	Certificate of Designation of Series F Convertible Preferred Stock of the Company.	8-K	August 12, 2025	3.2

3.9	Ψ	Certificate of Designation of Series G Convertible Preferred Stock of the Company.	8-K	August 15, 2025	3.1

3.10	Ψ	Certificate of Designation of Series H Convertible Preferred Stock of the Company	8-K	June 4, 2026	3.1

4.1	Ψ	Specimen Unit Certificate of the Registrant.	S-1	October 20, 2021	4.1

4.2	Ψ	Specimen Common Stock Certificate of the Registrant.	S-1	October 20, 2021	4.2

4.3	Ψ	Specimen Warrant Certificate of the Registrant.	S-1	October 20, 2021	4.3

4.4	Ψ	Form of Warrant Agreement between Equiniti Trust Company, LLC and the Registrant.	S-1	October 20, 2021	4.4

4.5	Ψ	Warrant Agreement, dated January 11, 2022, by and between the Registrant and Equiniti Trust Company, LLC, as warrant agent.	8-K	January 14, 2022	4.1

4.6	Ψ	Description of Securities.	10-K	April 17, 2025	4.6

4.7	Ψ	Yield Point NY LLC Pre-Funded Warrant.	8-K	April 11, 2025	10.24

4.8	Ψ	Seward & Kissel LLP Pre-Funded Warrant.	S-1	November 26, 2025	10.41

4.9	Ψ	Pre-Funded Warrant with Armistice Capital Master Fund Ltd.	8-K	December 5, 2025	4.1

4.10	Ψ	Warrant with Armistice Capital Master Fund Ltd.	8-K	December 5, 2025	4.2

4.11	Ψ	Form of Series A Warrant.	S-1	December 22, 2025	4.11

4.12	Ψ	Form of Series B Warrant.	S-1	December 22, 2025	4.12

4.13	Ψ	Form of Series D Warrant.	S-1	December 22, 2025	4.13

10.1	Ψ	Form of Letter Agreement from each of the Registrant’s officers, directors, sponsor, and A.G.P./ Alliance Global Partners.	S-1	October 20, 2021	10.1

10.2	Ψ	Investment Management Trust Agreement, dated January 11, 2022, by and between the Registrant and Equiniti Trust Company, LLC, as trustee.	8-K	January 14, 2022	10.2

10.2a	Ψ	Amendment to the Investment Management Trust Agreement, dated February 13, 2025, by and between the Registrant and Equiniti Trust Company, LLC, as trustee.	8-K	February 14, 2025	10.2a

10.3	Ψ	Registration Rights Agreement, dated January 11, 2022, by and among the Registrant, the Sponsor, A.G.P./Alliance Global Partners and certain other security holders of the Registrant.	8-K	January 14, 2022	10.3

10.4	Ψ	Form of Indemnity Agreement, by and among the Registrant and each of the directors and officers of the Registrant.	8-K	February 14, 2025	10.4

10.5	Ψ	Form of Lock Up Agreement among the Registrant, WAV Merger Sub, Inc., Cycurion, Inc., and the parties signatory thereto.	8-K	December 7, 2022	10.4

10.6	Ψ	Term Loan Note issued by the Registrant and Axxum Technologies LLC in favor of Mainstreet Bank, dated November 22, 2017.	S-4	February 13, 2023	10.12

10.7	Ψ	Pledge Agreement by the Registrant and Mainstreet Bank, dated November 22, 2017.	S-4	February 13, 2023	10.13

10.8	Ψ	Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated April 18, 2019.	S-4	February 13, 2023	10.14a

10.8a	Ψ	First Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated March 30, 2020.	S-4	February 13, 2023	10.14b

10.8b	Ψ	Second Amendment to Amended and Restated Loan and Security Agreement by and among the Registrant, Axxum Technologies LLC, Cloudburst Security LLC, and Mainstreet Bank, dated June 29, 2020.	S-4	February 13, 2023	10.14c

10.9	Ψ	Amended and Restated Revolving Credit Note of the Registrant, Axxum Technologies LLC, and Cloudburst Security LLC in favor of Mainstreet Bank, dated April 18, 2019.	S-4	February 13, 2023	10.15

10.10	Ψ	Collateral Assignment of Acquisition Documents by the Registrant and Mainstreet Bank, dated November 22, 2017.	S-4	February 13, 2023	10.16

10.11	Ψ	Joint Venture Agreement Between Cycurion, Inc. and Lunar Privacy, Inc., made and entered December 29, 2022.	S-4	February 13, 2023	10.20

10.12	Ψ	Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., dated April 25, 2023.	S-4	November 2, 2023	10.21

10.12a	Ψ	First Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of November 29, 2023.	S-4	January 30, 2024	10.21a

10.12b	Ψ	Second Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of April 29, 2024.	S-4	May 13, 2024	10.21b

10.12c	Ψ	Third Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of August 16, 2024.	S-4	November 1, 2024	10.21c

10.12d	Ψ	Fourth Amendment to Term Sheet between SLG Innovation, Inc. and Cycurion, Inc., effective as of December 31, 2024.	S-4	December 31, 2024	10.21c

10.12e	Ψ	Management Service Agreement between Cycurion, Inc. and SLG Innovation, Inc., entered as of March 31, 2025.	10-K	April 17, 2025	10.12e

10.13	Ψ	Term Sheet between RCR Technology Corporation and Cycurion, Inc., dated April 25, 2023.	S-4	November 2, 2023	10.22

10.13a	Ψ	First Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of November 29, 2023.	S-4	January 30, 2024	10.22a

10.13b	Ψ	Second Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of August 16, 2024.	S-4	November 1, 2024	10.22b

10.13c	Ψ	Third Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of December 31, 2024.	S-4	December 31, 2024	10.22c

10.13d	Ψ	Fourth Amendment to Term Sheet between RCR Technology Corporation and Cycurion, Inc., effective as of May 6, 2025.	S-1	May 7, 2025	10.13d

10.14	Ψ	Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., made and entered July 2023 in a transaction that closed on August 1, 2023.	S-4	January 30, 2024	10.23

10.14a	Ψ	Amendment No. 1 Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated January 26, 2024.	S-4	January 30, 2024	10.24

10.14b	Ψ	Amendment No. 2 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated April 4, 2024.	10-K	April 26, 2024	10.25

10.14c	Ψ	Amendment No. 3 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated May 3, 2024.	S-4	May 13, 2024	10.28

10.14d	Ψ	Amendment No. 4 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated July 2, 2024.	S-4	August 12, 2024	10.29

10.14e	Ψ	Amendment No. 5 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated October 9, 2024.	S-4	November 1, 2024	10.30

10.14f	Ψ	Amendment No. 6 to Loan Agreement between Cycurion, Inc. and Western Acquisition Ventures Corp., dated January 8, 2025.	S-4	January 8, 2025	10.35

10.15	ΨΦ	Employment Agreement by and between the Registrant and L. Kevin Kelly, dated December 1, 2024.	8-K	February 14, 2025	10.15

10.16	ΨΦ	Employment Agreement by and between the Registrant and Alvin McCoy, III, dated January 1, 2025.	8-K	February 14, 2025	10.16

10.17	Ψ	Form of Contribution and Exchange Agreement among the Registrant and the parties signatory thereto.	8-K	February 14, 2025	10.17

10.18	Ψ	Cycurion Promissory Note, dated September 24, 2024.	8-K	September 25, 2024	10.2

10.19	Ψ	Cycurion Promissory Note, dated January 6, 2025.	8-K/A	January 8, 2025	10.2

10.20	Ψ	Cycurion Promissory Note, dated January 24, 2025.	8-K	January 30, 2025	10.2

10.21	ΨΦ	2025 Equity Incentive Plan.	Proxy	January 10, 2025	Annex C

10.22	Ψ	Corporate Governance Policy.	8-K	February 14, 2025	10.23

10.23	Ψ	Equity Purchase Agreement with Yield Point NY LLC.	8-K	April 11, 2025	10.23

10.24	Ψ	Yield Point NY LLC Registration Rights Agreement.	8-K	April 11, 2025	10.25

10.25	Ψ	Alpha Capital Anstalt Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.1

10.26	Ψ	Alpha Capital Anstalt Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.2

10.27	Ψ	M2B Funding Corp. Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.3

10.28	Ψ	M2B Funding Corp. Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.4

10.29	Ψ	ADI Funding Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.5

10.30	Ψ	ADI Funding Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.6

10.31	Ψ	Deltennium Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.7

10.32	Ψ	Deltennium Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.8

10.33	Ψ	Osher Capital Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.9

10.34	Ψ	Osher Capital Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.10

10.35	Ψ	Lexi London Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.11

10.36	Ψ	Lexi London Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.12

10.37	Ψ	ILE Associates Exchange Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.13

10.38	Ψ	ILE Associates Registration Rights Agreement, dated August 12, 2025.	8-K	August 25, 2025	10.14

10.39	Ψ	Stock-for-Stock Exchange Agreement with iQSTEL Inc., dated September 2, 2025.	8-K	September 3, 2025	10.1

10.39a	Ψ	Amendment to the Stock-for-Stock Exchange Agreement, dated September 26, 2025.	8-K	September 29, 2025	10.1

10.40	Ψ	Securities Purchase Agreement with RCR Technology Corporation, dated September 25, 2025.	S-1	November 26, 2025	10.42

10.41	Ψ	Securities Purchase Agreement with Armistice Capital Master Fund Ltd., dated December 4, 2025.	8-K	December 5, 2025	10.1

10.42	Ψ	Placement Agent Agreement with A.G.P./Alliance Global Partners, dated December 4, 2025.	8-K	December 5, 2025	10.2

10.43	Ψ	Agreement and Plan of Merger with Cycurion Merger Sub-Halo, Inc., Cycurion Merger Sub-havenX, Inc., Halo Privacy, Inc., havenX, Inc., and Shareholder Representative Services LLC, dated May 7, 2026.	8-K	May 26, 2026	2.1

10.44	Ψ	Agreement and Plan of Merger with Cycurion Merger Sub, LLC and Secuvant, LLC dated May 21, 2026.	8-K	May 28, 2026	2.1

10.45	Ψ	Exchange and Restructuring Agreement with IQ Financial, Inc., dated June 1, 2026	8-K	June 4, 2026	10.1

10.46	Ψ	Convertible Promissory Note issued to IQ Financial, Inc.	8-K	June 4, 2026	10.2

10.47	Ψ	Exchange Agreement with M2B Funding Corp., dated June 1, 2026	8-K	June 4, 2026	10.3

10.48	Ψ	Convertible Promissory Note issued to M2B Funding Corp.	8-K	June 4, 2026	10.4

10.47	Ψ	Exchange and Restructuring Agreement with Obsidian Associates, LLC, dated June 1, 2026	8-K	June 4, 2026	10.5

10.48	Ψ	Convertible Promissory Note issued to Obsidian Associates, LLC	8-K	June 4, 2026	10.6

14.1	Ψ	Code of Ethics.	8-K	February 14, 2025	10.22

19.1	Ψ	Insider Trading Policy.	8-K	February 14, 2025	19.1

21.1	Ψ	List of Subsidiaries of Cycurion, Inc.	10-K	March 31, 2026	21.1

31.1	Ω	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

31.2	Ω	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ana L. Garcia, Chief Financial Officer).

32.1	†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

32.2	†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ana L. Garcia, Chief Financial Officer).

97.1	Ψ	Compensation Recovery Policy (Clawback Policy) of Cycurion, Inc.	10-K	April 26, 2024	97.1

99.1	Ψ	Audit Committee Charter.	8-K	February 14, 2025	99.1

99.2	Ψ	Compensation Committee Charter.	8-K	February 14, 2025	99.2

99.3	Ψ	Nominating Committee Charter.	8-K	February 14, 2025	99.3

101.INS	Ω	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Ω	XBRL Taxonomy Extension Schema.

101.CAL	Ω	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Ω	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Ω	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Ω	XBRL Taxonomy Extension Presentation Linkbase.

104	Ω	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document contained in Exhibit 101.

Ψ Incorporated by reference to the indicated prior filing

Φ Management contract or compensatory plan

Ω Filed herewith

† Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCURION, INC.

By:	/s/ L. Kevin Kelly
L. Kevin Kelly
Chief Executive Officer & President

By:	/s/ Ana L. Garcia
Ana L. Garcia
Chief Financial Officer
Date: June 8, 2026

