Form 10-Q
period 2026-06-30
Cycurion, Inc.
filed 2026-08-14
CIK 1868419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 10, 2026, there were 25,840,335 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements
In this report, the terms "Cycurion," the "Company," "we," "our," and "us" refer to Cycurion, Inc., its subsidiaries and its fully consolidated variable interest entity, unless otherwise stated or the context otherwise requires.
Some statements made in this Quarterly Report on Form 10-Q, particularly those included in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to management’s current expectations regarding the Company's future financial results, business prospects, and business developments. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and are typically accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "potential," "may," "should," "will," and similar phrases. The absence of these words does not necessarily mean that a statement is not forward-looking.
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
Management's expectations for the Company's future necessarily involve a number of assumptions and estimates and require an evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause actual results to differ materially from the expectations expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Cycurion's 2025 Annual Report, as well as uncertainties regarding:
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
•our ability to realize the anticipated strategic, operational and financial benefits of completed or proposed acquisitions within the expected timeframe, or at all;
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
Considering these potential risks and uncertainties, readers should not place undue reliance on any forward-looking statements expressed in this report. Cycurion undertakes no obligation to publicly update or revise any forward-looking statements to reflect new information or any future events or circumstances, except as otherwise required by applicable law. The information in this report is not necessarily indicative of future results or performance.

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$1,873,287	$5,255,235
Accounts receivable, net	3,721,520	2,687,479
Prepaid expenses and other current assets	222,886	60,133
Other receivables	133,058	-
Total current assets	5,950,751	8,002,847
Software development costs, net	4,798,981	4,606,981
Goodwill and intangibles	27,617,398	20,842,508
Total non-current assets	32,416,379	25,449,489
Total assets	$38,367,130	$33,452,336
Liabilities and Stockholders' Equity:
Liabilities:
Bank loan-revolving credit line	$2,421,305	$2,933,396
Loans payable - current portion	269,068	669,693
Factoring liability	1,300,470	1,511,678
Convertible notes	2,686,748	192,897
Promissory notes	1,161,960	2,499,662
Loans payable - related parties	123,650	123,650
Accounts payable	1,290,801	1,314,772
Accrued liabilities	7,613,943	4,228,337
Accrued compensation and benefits	1,063,856	919,825
Accrued interest payable	432,748	1,347,787
Excise tax payable	1,167,173	1,167,173
Total current liabilities	19,531,722	16,908,870
Loans payable - non-current portion	627,010	300,000
Total non-current liabilities	627,010	300,000
Total liabilities	20,158,732	17,208,870
Commitments and contingencies (Note 19)
Stockholders' Equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized)
Series A convertible preferred stock ($0.0001 par value, 110,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series B convertible preferred stock ($0.0001 par value, 3,000 shares designated, 1 and 1 issued and outstanding, respectively)	-	-
Series C convertible preferred stock ($0.0001 par value, 5,000 shares designated, 2,547 and 4,851 issued and outstanding, respectively)	-	-
Series D convertible preferred stock ($0.0001 par value, 6,666,700 shares designated, 150,000 and 150,000 issued and outstanding, respectively)	15	15
Series E convertible preferred stock ($0.0001 par value, 100 shares designated, 51 and 51 issued and outstanding, respectively)	-	-
Series F convertible preferred stock ($0.0001 par value, 10,000 shares designated, 0 and 0 issued and outstanding, respectively)	-	-
Series G convertible preferred stock ($0.0001 par value, 10,000 shares designated, 143 and 143 issued and outstanding, respectively)	-	-
Series H convertible preferred stock ($0.0001 par value, 10,000 shares designated, 1,900 and 0 issued and outstanding, respectively)	-	-
Series I convertible preferred stock ($0.0001 par value, 888,888 shares designated, 888,888 and 0 issued and outstanding, respectively)	89	-
Common stock ($0.0001 par value, 300,000,000 shares authorized, 11,889,767 and 3,642,501 shares issued and outstanding, respectively)	1,189	364
Additional paid in capital	55,545,133	46,979,762
Accumulated deficit	(32,763,317)	(26,879,081)
Total stockholders' equity attributable to Cycurion	22,783,109	20,101,060
Deficit attributable to noncontrolling interests	(4,574,711)	(3,857,594)
Total stockholders' equity	18,208,398	16,243,466
Total liabilities and stockholders’ equity	$38,367,130	$33,452,336
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,757,076	$3,887,915	$7,025,696	$7,757,965
Cost of revenue	2,663,739	3,651,978	5,244,001	6,844,265
Gross profit	1,093,337	235,937	1,781,695	913,700
Operating expenses:
Selling, general and administrative expenses	2,641,320	2,313,343	5,385,015	2,650,716
Stock compensation expenses	336,722	1,012,443	652,555	1,012,443
Business combination expenses	-	676,228	-	11,114,122
Total operating expenses	2,978,042	4,002,014	6,037,570	14,777,281
Operating loss	(1,884,705)	(3,766,077)	(4,255,875)	(13,863,581)
Other income/(expenses):
Interest income	3,506	-	17,742	-
Interest expense	(227,941)	(615,392)	(432,793)	(794,283)
Loss on debt settlement, net	(1,930,427)	(907,983)	(1,930,427)	(766,330)
Other expense, net	-	(962)	-	(114,706)
Other expenses, net	(2,154,862)	(1,524,337)	(2,345,478)	(1,675,319)
Loss before income taxes	(4,039,567)	(5,290,414)	(6,601,353)	(15,538,900)
Provision for income tax	-	-	-	-
Net loss	(4,039,567)	(5,290,414)	(6,601,353)	(15,538,900)
Less: Net loss attributable to non-controlling interest	283,793	101,659	717,117	101,659
Net loss attributable to Cycurion	$(3,755,774)	$(5,188,755)	$(5,884,236)	$(15,437,241)

Comprehensive loss	$(3,755,774)	$(5,188,755)	$(5,884,236)	$(15,437,241)

Loss per share:
Basic	$(0.41)	$(4.31)	$(0.86)	$(16.55)
Diluted	$(0.41)	$(3.38)	$(0.86)	$(16.45)
Weighted average shares outstanding:
Basic	9,065,675	1,204,462	6,826,267	932,849
Diluted	9,065,675	1,532,549	6,826,267	936,209
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,601,353)	$(15,538,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expenses	652,555	1,284,777
Stock-based compensation - business combination related	-	9,250,000
Amortization of debt discount	1,187	213,036
Depreciation of property and equipment	-	3,489
Amortization of software development costs	-	17,083
Loss on debt settlement, net	1,930,427	766,330
Finance expense	-	100,000
Changes in assets and liabilities:
Accounts receivable, net and other receivables	(1,010,583)	(1,478,433)
Prepaid expenses and other current assets	(61,498)	45,204
Accounts payable and accrued liabilities	(1,221,050)	(738,998)
Accrued compensation and benefits	(111,386)	(17,042)
Accrued interest payable	247,525	(209,668)
Net cash used in operating activities	(6,174,176)	(6,303,122)
Cash flows from investing activities:
Net cash acquired on business combination	208,014	34,983
Capitalized software development costs	(192,000)	(174,000)
Cash withdrawn from Trust Account in connection with redemption	-	1,001,216
Release of Trust Account to Company's bank account	-	833,324
Net cash provided by investing activities	16,014	1,695,523
Cash flows from financing activities:
Proceeds from exercise of warrants	167	3,664,671
Redemption of common stock subject to redemption	-	(1,001,216)
Proceeds from capital raise	3,288,138	265,504
Repayments of revolving line of credit	(512,091)	(12,900)
Repayment of bank borrowings	-	(155,114)
Proceeds from convertible notes payable	-	2,376,500
Proceeds from notes payable	-	513,200
Repayments of notes payable	-	(70,000)
Net cash provided by financing activities	2,776,214	5,580,645
Net (decrease)/increase in cash and cash equivalents	(3,381,948)	973,046
Cash and cash equivalents, beginning of period	5,255,235	40,790
Cash and cash equivalents, end of period	$1,873,287	$1,013,836
See accompanying notes to unaudited consolidated financial statements.

CYCURION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance of December 31, 2025	1	$-	4,851	$-	150,000	$15	51	$-	143	$-	-	$-	-	$-	3,642,501	$364	$46,979,762	$(26,879,081)	$20,101,060	$(3,857,594)	$16,243,466
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,670,719	167	-	-	167	-	167
Conversion of Series C Convertible Preferred stock for common stock	-	-	(2,304)	-	-	-	-	-	-	-	-	-	-	-	196,801	20	(20)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,128,462)	(2,128,462)	(433,324)	(2,561,786)
Balance as of March 31, 2026	1	$-	2,547	$-	150,000	$15	51	$-	143	$-	-	$-	-	$-	5,510,021	$551	$46,979,742	$(29,007,543)	$17,972,765	$(4,290,918)	$13,681,847
Issuance of Series H convertible preferred stock in exchange of promissory notes	-	-	-	-	-	-	-	-	-	-	1,900	-	-	-	-	-	1,899,945	-	1,899,945	-	1,899,945
Conversion of convertible notes payable to common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	531,822	53	443,345	-	443,398	-	443,398
Common stock issued - equity line	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,930,000	493	3,420,703	-	3,421,196	-	3,421,196
Series I convertible preferred stock issued as part of Secuvant acquisition	-	-	-	-	-	-	-	-	-	-	-	-	888,888	89	-	-	1,999,911	-	2,000,000	-	2,000,000
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	495,645	50	466,891	-	466,941	-	466,941
Common stock issued to employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	320,727	32	334,606	-	334,638	-	334,638
Conversion of Series H preferred stock for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	101,552	10	(10)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,755,774)	(3,755,774)	(283,793)	(4,039,567)
Balance as of June 30, 2026	1	$—	2,547	$—	150,000	$15	51	$—	143	$—	1,900	$—	888,888	$89	11,889,767	$1,189	$55,545,133	$(32,763,317)	$22,783,109	$(4,574,711)	$18,208,398

	Common stock subject to possible redemption		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance of December 31, 2024	5,796	$1,917,309	-	$-	3,000	$-	4,851	$-	-	$-	-	$-	-	$-	391,373	$38	$6,671,081	$(3,203,361)	$3,467,758	$-	$3,467,758
Common stock redeemed (Mezzanine Equity)	(3,163)	(1,001,216)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Release of common stock subject to redemption	(2,633)	(916,093)	-	-	-	-	-	-	-	-	-	-	-	-	2,654	-	916,093	-	916,093	-	916,093
Series A convertible preferred stock in exchange of Series A Convertible Preferred Stock categorized as liability	-	-	106,816	11	-	-	-	-	-	-	-	-	-	-	-	-	1,391,165	-	1,391,176	-	1,391,176
Series D convertible preferred stock in exchange of convertible notes	-	-	-	-	-	-	-	-	6,666,666	667	-	-	-	-	-	-	3,332,668	-	3,333,335	-	3,333,335
Common stock issued for conversion of Series B and D Convertible Preferred Stock	-	-	-	-	(2,999)	-	-	-	(6,516,666)	(652)	-	-	-	-	420,515	42	610	-	-	-	-
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	236,709	24	3,309,897	-	3,309,921	-	3,309,921
Common stock issued for business combination costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,200	3	8,999,997	-	9,000,000	-	9,000,000
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,648	-	945,636	-	945,636	-	945,636
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,800	2	249,998	-	250,000	-	250,000
SLG transaction	-	-	-	-	-	-	-	-	-	-	51	-	-	-	17,074	2	509,069	-	509,071	-	509,071
Excise tax liability arising from redemption of Series A shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,012)	(10,012)	(3,464,218)	(3,474,230)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,248,486)	(10,248,486)	-	(10,248,486)
Balance as of March 31, 2025	-	$-	106,816	$11	1	$-	4,851	$-	150,000	$15	51	$-	-	$-	1,112,973	$111	$26,326,214	$(13,461,859)	$12,864,492	$(3,464,218)	$9,400,274
Series F convertible preferred stock in exchange for convertible notes and promissory notes	-	-	-	-	-	-	-	-	-	-	-	-	3,318	-	-	-	4,183,891	-	4,183,891	-	4,183,891
Common stock issued for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	107,823	11	354,739	-	354,750	-	354,750
Common stock issued for settlement of liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,152	9	1,028,469	-	1,028,478	-	1,028,478
Common stock issued for employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,964	2	256,297	-	256,299	-	256,299
Common stock issued - equity line	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,640	4	265,500	-	265,504	-	265,504
SLG transaction	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,804	2	250,069	-	250,071	-	250,071
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(5,188,755)	(5,188,755)	(101,659)	(5,290,414)
Balance as of June 30, 2025	-	$—	106,816	$11	1	$—	4,851	$—	150,000	$15	51	$—	3,318	$—	1,391,356	$139	$32,665,179	$(18,650,614)	$14,014,730	$(3,565,877)	$10,448,853

CYCURION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.)(the "Company," the "Cycurion," "we," "us," or "our") was incorporated on October 12, 2017, in the state of Delaware. Through its subsidiaries, the Company provides information technology security solutions. The Company continually strives to deliver services in the areas of risk management, cybersecurity, information assurance, systems engineering and help desk solutions. The Company is headquartered in McLean, Virginia. On July 14, 2020, the Company changed its corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.
The Company has two first-tier wholly-owned subsidiaries, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto Inc., a Delaware corporation formed in July 2025, and four indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC ("Axxum"), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC ("Cloudburst"), a Virginia limited liability company formed in January 2007, (iii) Secuvant LLC ("Secuvant"), a Utah limited liability company formed in 2014 and (iv) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021 ("Cycurion Innovation"), in connection with our acquisition of assets from Sabres Security Ltd. ("Sabres"), a leading Israeli-based cybersecurity provider.
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
As a result of the Business Combination, each common share of Cycurion Sub was cancelled and converted into shares of the Company's common stock, on the terms set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, the aggregate number of shares of the Company's common stock that was delivered as consideration in the Business Combination was capped at 500,000 shares. Concurrently with the completion of the Business Combination, the Company issued an aggregate of 218,102 shares of common stock, 106,816 shares of Series A convertible preferred stock ("Series A Convertible Preferred Stock"), 3,000 shares of Series B convertible preferred stock ("Series B Convertible Preferred Stock"), 4,851 shares of Series C convertible preferred stock ("Series C Convertible Preferred Stock"), 6,666,666 shares of Series D convertible preferred stock ("Series D Convertible Preferred Stock"), 22,696 Series A warrants, 200,000 Series B warrants, 242,424 Series D warrants, 9,006 common stock warrants, 15,760 shares of common stock issued in connection with the Series D private placement, 16,667 shares of common stock issued to A.G.P./Alliance Global Partners ("A.G.P."), 8,333 shares of common stock issued to Seward & Kissel LLP and 2,627 shares of common stock issued to Baker & Hostetler LLP.
The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") because Cycurion was the operating company and was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"), while Western was a blank check company.
Under the reverse recapitalization model, the Business Combination was treated as Cycurion issuing equity for the net assets of Western, with no goodwill or intangible assets recorded.
While Western was the legal acquirer in the Business Combination, Cycurion Sub was deemed to be the accounting acquiror prior to the Business Combination. Accordingly, the historical financial statements of Cycurion Sub became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Cycurion Sub prior to the Business Combination; (ii) the combined results of Western and Cycurion Sub following the closing of the Business Combination; (iii) the assets and liabilities of Cycurion Sub at their historical cost; and (iv) Cycurion's equity structure for all periods presented.

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
Going Concern
The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of June 30, 2026, there was substantial doubt regarding the Company's ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the three and six months ended June 30, 2026 and from prior periods. The Company's ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of June 30, 2026, the Company had an accumulated deficit of $32.8 million and a working capital deficit of $13.6 million. In addition, the Company had a net cash outflow of $6.2 million from operating activities during the six months ended June 30, 2026. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2025.
Management's plan is to continue improving operations to generate positive cash flows and raise additional capital through equity and other financing transactions. Management believes that the valuation and liquidity brought by a public offering of its securities will allow holders of convertibles notes, and convertible preferred stockholders the mechanism to convert their securities into common stock that will reduce the Company's overall leverage and debt service requirement. If the Company is not able to continue generating positive operating cash flows, and raise additional capital, there is the risk that the Company may become insolvent.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Start-ups Act of 2012 (the "JOBS Act"), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparisons of the Company's financial statements with those of other public companies difficult or impossible because of the potential differences in accounting standards used.
Nasdaq Communications
On August 21, 2025, the Company announced that we received formal notification on August 19, 2025 and August 20, 2025 from the Nasdaq Stock Market ("Nasdaq") regarding its previous deficiencies. On August 19, 2025, Nasdaq determined that the Company complies with Nasdaq Listing Rule 5450(b)(1)(A), which requires a minimum of $10,000,000 in stockholders' equity ("Equity Rule"), based on our Form 10-Q for the period ended June 30, 2025, evidencing stockholders’ equity of $10,448,853. Reference is made to the April 11, 2025 notification for failure to maintain a minimum market value of listed securities of $50,000,000 over the previous 30 consecutive business days as set forth in Listing Rule 5450(b)(2)(A) ("MVLS Rule"). As we are in compliance with the Equity Rule, Nasdaq notified us that the matter regarding the MVLS Rule is now closed. Additionally, on August 20, 2025, the Company received formal notification from Nasdaq, determining that for the last 10 consecutive business days, from August 5, 2025 to August 18, 2025, our market value of publicly held shares ("MVPHS") has been $5,000,000 or greater set forth in Nasdaq Listing Rule 5450(b)(1)(C) ("MVPHS Rule"), and that we have regained compliance with the MVPHS Rule.

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
On November 11, 2025, the Company announced that it received a letter from Nasdaq stating that Nasdaq has determined that the Company has regained compliance with Nasdaq's Bid Price Rule requirement under Listing Rule 5450(a)(1). The Company is now in compliance with Nasdaq Global Market's listing requirements. Additionally, Nasdaq confirmed that the previously scheduled hearing before the Panel on November 20, 2025 has been canceled.
On July 16, 2026, the Company received written notice, dated July 10, 2026, that the closing bid price of the Company's common stock was below the $1.00 per share minimum required for continued listing for the 31 consecutive business days from May 26, 2026 through July 9, 2026. Nasdaq determined that the Company does not comply with Nasdaq Listing Rule 5550(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Because the Company effected a 1-for-30 reverse stock split on October 27, 2025, Nasdaq further determined that the Company is not eligible for the customary 180-calendar day compliance period under Nasdaq Listing Rule 5810(c)(3)(A)(iv), which applies when an issuer has effected a reverse stock split within the prior one-year period, and absent a timely hearing request, trading in the Company's securities is expected to be suspended at the opening of business on July 21, 2026.
On July 22, 2026, the Company announced that it had requested a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the delisting determination the Company received on July 10, 2026, relating to the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(1). The hearing has been scheduled for August 20, 2026.
The Company's hearing request has stayed any suspension or delisting action pending the hearing and the expiration of any extension period that may be granted by the Panel following the hearing. Accordingly, the Company's common stock is expected to continue to trade on The Nasdaq Global Market under the symbol "CYCU" at least through August 20, 2026. At the hearing, the Company intends to present its plan to regain and maintain compliance with the applicable Nasdaq listing standards.
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
As a result of the Reverse Stock Split, every thirty of the Company's issued shares of common stock was combined into one issued share of common stock, without any change to the par value per share and without any change in the total number of authorized shares of common stock. The number of outstanding shares of common stock was reduced from approximately 86,533,435 shares to approximately 2,884,447 shares. All share and per-share amounts presented in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise indicated.
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
These unaudited consolidated financial statements include the accounts of Cycurion, Inc. (f/k/a KAE Holdings, Inc.; f/k/a Cyber Secure Solutions, Inc.) and its wholly owned subsidiaries: Cycurion Sub, Inc., Axxum Technologies LLC ("Axxum"), Cloudburst Security LLC ("Cloudburst"), Secuvant LLC ("Secuvant") and Cycurion Innovation, Inc. The unaudited consolidated financial statements also include the accounts of SLG Innovation Inc. ("SLG") as a result of the master service agreement entered into between Cycurion and SLG. The Company has determined that the SLG master service agreement constitutes a business combination as defined by ASC 805, Business Combinations ("ASC 805"). ASC 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The assets acquired and liabilities assumed were recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of March 31, 2025, and adjusted to final fair value amounts as of March 31, 2026.
On February 14, 2025, the Company completed its Business Combination with Western, a special purpose acquisition company, whereby Western merged with and into the Company, with the Company surviving the merger. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with Cycurion Sub, Inc. treated as the accounting acquirer. Accordingly, the consolidated financial statements for periods prior to the Business Combination reflect the historical results of Cycurion Sub, Inc., and the equity structure has been retroactively recast to reflect the number of shares of the Company's common stock issued in connection with the Business Combination.
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
Business Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM, the Chief Executive Officer, reviews consolidated results of operations and the consolidated balance sheets to make decisions, which is the exact same level of detail and categories as presented in the financial statements in the Quarterly Report. The Company maintains one operating and reportable segment, which is to deliver high-quality, cybersecurity solutions to federal government civilian, defense, and judiciary agencies in addition to commercial clients across a variety of industries.
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
Reclassifications
Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net loss or cash flows for any periods presented.
Recent Accounting Pronouncements
As described in Note 1, the Company is an emerging growth company as defined in the JOBS Act and has elected to use the extended transition period for complying with new or revised financial accounting standards. Accordingly, for any accounting standard for which the FASB has established different effective dates for public business entities and for all other entities, the Company applies the effective date applicable to entities other than public business entities. Where a standard specifies a single effective date applicable to all entities, no deferral is available and the Company applies that date.
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
Recent Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," as clarified by ASU 2025-01, which requires public entities to disclose, in tabular form, additional information about specified categories of expense included within relevant income statement expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." The amendments require an entity to consider the factors in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer in a business combination effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and for all other entities for annual reporting periods beginning after December 15, 2027. Consistent with its election to use the extended transition period available to emerging growth companies, the Company expects to adopt this standard for the fiscal year beginning January 1, 2028. The amendments are applied prospectively to acquisitions occurring after the initial application date, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The standard simplifies the capitalization guidance by removing all references to prescriptive and sequential software development project stages throughout ASC 350-40, and instead requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The amendments may be applied prospectively, retrospectively, or under a modified transition approach based on the status of the respective projects and whether software costs were capitalized before the date of adoption. Early adoption is permitted. The Company is currently evaluating the provisions of this standard and does not expect it to have a material impact on its consolidated financial statements.
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
3. REVENUE RECOGNITION
Advisory Consulting
The Company enters into service agreements with customers that set forth the responsibilities of both parties, including the type of service to be delivered, the timing of the service delivery and the associated price per unit for such services. The unit of measure in the agreement is typically hours. The advisory consulting services represent a single performance obligation, as they constitute a series of distinct hourly services that are substantially the same and transferred to the customer over time. The revenue from advisory service agreement will also set forth the timing of payments by the customers, which is typically between 60 and 90 days from the date that an invoice is issued to the customer. As a practical matter, the Company continuously delivers service to customers, and the customer receives benefits from those services over time. The revenue advisory consulting is recognized over time as services are rendered, based on contractual hourly rates, and when the Company has received the aforementioned acknowledgement from its customers that service has been rendered related to hours accumulated over period of time, such as a week, or two weeks, or a month, which is determined on a customer-by-customer basis. The Company's contracts do not include terms for returns, or warranties, or guarantees, or rebates, or discounts on the services rendered. The Company also enters into annual contracts with customers to provide ongoing advisory and consulting services. Services are delivered continuously over the contract term and customers are billed periodically. The annual service contract represents a single performance obligation because the services are a series of distinct, substantially similar acts that are inseparable and transferred over time. Revenue is recognized over time straight-line basis over the contract term.

Managed Security Service Practice (MSSP)
Management has determined that its managed security service practice is a bundle of cybersecurity software tools, and expert 24x7x365 monitoring and breach resolution services, which are accounted for as a single performance obligation that is delivered over time which is typically a month. The components of the bundle have individual commercial value. However, management believes assigning stand-alone value to each component is impractical because each component would not be able to be fully implemented or utilized if not packaged with the other components. Therefore, management believes the MSSP can only be sold as a bundle package over time. At the time that the Company recognizes revenue, it is has either already received funds in advance from its customer or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities and recorded as deferred revenue until the Company fulfills the performance obligation. A majority of the Company's contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service. The Company does not sell monitoring time, security software-tools, and breach resolution as stand-alone services, as the customer would not receive the benefits of these items if they were not sold as an integrated package. The cybersecurity function requires the Company to monitor the customer's cybersecurity environment regularly, stay up to date on cyberthreats and solutions, maintain its software tools, and then address threats identified, or rectify situations when customer environments have been breached. It is not practical or viable to sell these components separately, as customers expect comprehensive solutions. While the components are separately identifiable, management does not believe they could market the components individually. The Company's management does not believe that customers can derive meaningful benefit from the individual components alone, and there are not readily available resources in the market that can be obtained to make those components viable. The continuous monitoring allows the Company to identify and either neutralize and or rectify breaches by having up to the minute first-hand information, and the tools allow the Company to implement solutions rapidly. The absence of the components would render the solutions and service offering significantly devalued and non-competitive in the marketplace.
The Company believes MSSP meets the criteria to combine the goods and services under a single performance obligation. The Company believes combined integrated solution is delivered continuously over a period of time. In accordance with the terms of the contract between the Company and its customers, the Company receives prepayments in advance from its customers, and recognizes those payments to revenues over a period of time, which is typically monthly.
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

Software as a service (SaaS)
Management has determined that its software as a service offering is a suite of cybersecurity tools that may be deployed either remotely or on customer premises. The service is delivered on a monthly basis. The cybersecurity tools are typically sold as a package. However, the individual components of the suite of tools can either be sold individually or bundled together. Nevertheless, if they are sold individually, or as a bundle, they are all delivered over time. Accordingly, the Company recognizes revenue over time, which is typically monthly; At the time that the Company recognizes revenue it has either already received funds in advance from its customer, or it is reasonably assured that it will collect funds from its customer. In the event that funds that are received in advance, they are accounted for as contract liabilities in the deferred revenue account until the Company fulfills the performance obligation. A majority of the Company's contracts call for the Company to first deliver service and collect fees thereafter. The Company typically receives payment for these contracts within thirty to ninety days of delivery of service.
The Company's SaaS is delivered continuously over time. It is a subscription service where the Company provisions a suite of security software tools to its customers accessed via the internet that allows the customers to protect themselves from cyber-attacks using multiple tools within the suite. This subscription service is recognized to revenue monthly.

Table 3: Disaggregated Revenue
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Advisory consulting	$3,569,982	$3,848,688	$6,814,752	$7,684,102
Managed security service practice (MSSP)	183,887	35,555	206,387	67,068
Software as a service (Saas)	3,207	3,672	4,557	6,795
Revenue	$3,757,076	$3,887,915	$7,025,696	$7,757,965
4. ACCOUNTS RECEIVABLE, NET

Table 4.1: Details of Accounts Receivable, Net
	June 30, 2026	December 31, 2025
Billed accounts receivable	$2,728,891	$1,518,937
Billed accounts receivable - factored	1,368,916	1,591,240
Unbilled accounts receivable	18,258	45,325
Allowance for credit losses	(394,545)	(468,023)
Accounts receivable, net	$3,721,520	$2,687,479

Table 4.2: Changes in Allowance for Credit Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$469,383	$—	$468,023	$—
Recovery of credit losses, net	(74,838)	—	(73,478)	—
Balance at end of period	$394,545	$—	$394,545	$—

5. SOFTWARE DEVELOPMENT COSTS
In 2024, the Company reclassified software development costs from property and equipment to software development costs. The Company continues to incur costs to develop new modules, functionalities and integrations on the previously purchased SaaS platform in order to develop a new product with differentiated offering. As of June 30, 2026, the SaaS platform is still in the development stage and is not ready for external sales. No amortization has been recorded during the three or six months ended June 30, 2026 and 2025.

Table 5: Capitalized Software Development Costs
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Capitalized software development costs	$63,000	$104,000	$192,000	$174,000

6. BUSINESS COMBINATIONS
Secuvant, LLC.
On June 3, 2026, the Company acquired Secuvant, LLC ("Secuvant") through the consummation of a merger pursuant to that certain Merger Agreement dated May 21, 2026, among the Company, Cycurion Merger Sub, LLC and Secuvant, pursuant to which Cycurion Merger Sub, LLC merged with and into Secuvant, with Secuvant surviving as a wholly owned subsidiary of the Company. The total purchase consideration included cash of $875,000 and 888,888 shares of Series I convertible preferred stock, valued at $2.0 million based on the estimated fair value at the acquisition date. The merger agreement includes a contingent earn-out to be paid upon reaching certain revenue and gross margin hurdles over a three year period. As of June 30, 2026, the total estimated contingent payout is $3.1 million, comprised of $0.6 million cash and $2.5 million to be settled with common stock.
The transaction was accounted for as a business combination under ASC 805. Upon closing the merger, all outstanding equity interests of Secuvant were cancelled and converted into the right to receive the merger consideration specified in the Merger Agreement. As of the transaction date, the preliminary fair value of assets acquired totaled $47,353, excluding cash of $558,014 that was netted against cash consideration paid. Liabilities assumed amounted to $1.0 million, including accounts payable, deferred revenue, loans payable and contingent liability related to earn-out provisions of the transaction. The net assets acquired were negative $0.9 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $6,378,948. This goodwill reflects the strategic value of Secuvant's operations, expected synergies, and future growth potential.
The Company recorded preliminary goodwill and intangibles of approximately $6.4 million related to the Secuvant acquisition, subject to adjustments through June 30, 2027 as the company engages outside valuation consultants to value the stand-alone intangibles acquired.

Table 6.1: Secuvant Valuation
Preliminary Allocation of Assets and Liabilities
Cash consideration:
Cash consideration	$875,000
Estimated additional cash payments - contingent earn-out	623,970
Less: cash acquired	(558,014)
Estimated cash consideration, net of cash acquired	940,956
Noncash consideration:
Series I Convertible Preferred Stock	2,000,000
Estimated common stock consideration - contingent earn-out	2,495,881
Noncash consideration	4,495,881
Total consideration	$5,436,837
Assets acquired:
Accounts receivable	$23,458
Prepaid expenses	23,895
Total identified assets acquired	47,353
Liabilities assumed:
Accounts payable	265,294
Deferred revenue	392,471
Loans payable - current portion	4,689
Loans payable - non-current portion	327,010
Total identified liabilities assumed	989,464
Net identifiable liabilities assumed	(942,111)
Goodwill	6,378,948
Net assets acquired	$5,436,837
SLG Innovation, Inc.
SLG is a technology services firm with operations and client contracts that management believes are strategically complementary to the Company's existing business and long-term growth objectives. As of December 31, 2020, the Company had initiated discussions regarding the potential acquisition of SLG and had advanced a non-refundable deposit of $1,401,923 for cash advances, loans, capitalized transaction costs and accounts receivable arising from prior business dealings with SLG. On May 13, 2021, the Company entered into an agreement to acquire substantially all of SLG's assets and certain liabilities, which included a termination right exercisable at the Company's sole discretion prior to December 31, 2021. This agreement was subsequently amended to limit the acquisition to certain specified assets, primarily identifiable sales contracts.
As of December 31, 2024, the non-refundable deposit balance had increased to $2,000,000, comprising $561,808 in cash advances and loans, $20,000 in due diligence costs, and $1,418,192 in accounts receivable.
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

The transaction contemplated by the SLG LOI did not close and the Company does not expect that it will close under the terms of the SLG LOI. In lieu of such transaction, and consistent with the economic and business relationship between SLG and the Company for more than the past two years, on March 31, 2025, the Company and SLG entered into a Management Services Agreement (the "MSA"), pursuant to which SLG memorialized its formal engagement of the Company to provide the Management Services (as defined in the MSA) on the terms and subject to the conditions set forth therein. The parties agreed that the Company would continue to retain sole and absolute discretion to select its employees and/or independent contractors who would perform and support the Management Services; provided that the compensation paid to any such persons shall not exceed the compensation that would have been paid to a comparable, unaffiliated third party on a commercial, arms-length basis. SLG agreed to cooperate in good faith with the Company in furtherance of its continued performance of the Management Services.

In connection with the Management Services to be provided by the Company, SLG agreed to pay a fee equal to SLG's "operational cash flow" (whether or not the inbound funds included were recognized as revenue under U.S. GAAP and whether or not the outbound funds were recognized as expenses under U.S. GAAP during the relevant reporting period). For purposes of the MSA, "operational cash flow" means (i) all cash and cash-equivalents received by, or on behalf of, SLG from any source for any reason during any reporting period minus (ii) all payments made by, or on behalf of, SLG, all in connection with SLG's business as historically operated and as managed by the Company in accordance with the provisions of the MSA. If SLG's operational cash flow during any reporting period is negative, then the Company reserves the right (in its sole and absolute discretion) to advance funds to SLG in an amount not to exceed such negative cash flow during such period with an interest rate to be determined on a case-by-case basis.

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
(a)a prepaid deposit of $2,000,000;
(b)33,609 shares of common stock having par value of $0.0001 per share;
(c)51 shares of Series E Convertible Preferred Stock with a stated value of $10,000 and a conversion price of $1.00; and
(d)$10,814,147 of accounts receivable owed to Cycurion by SLG.
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
(1)Represents the fair value of 33,609 shares of common stock issued in the SLG transaction based on the quoted stock price on the date of issuance.
(2)Represents the fair value of the Series E Convertible Preferred Stock on an as converted to common stock basis using the quoted price of the Company's common stock on the date of issuance.
(3)Represents the fair value of the accounts receivable owed to Cycurion by SLG.
(4)Fair value of the noncontrolling interest based on NCI’s 49% interest in the net assets acquired.
(5)Goodwill is calculated as total consideration paid less net assets acquired.

7. GOODWILL
Acquisition of Axxum Technologies, LLC.
On November 22, 2017, the Company entered into a share transfer agreement with Axxum and the two prior members of Axxum to purchase 100% of the members' equity interest in the Axxum in exchange for $6,500,000 in cash and $500,000 in two subordinated convertible promissory notes for $250,000 each, payable to the two members of Axxum. Accordingly, Axxum became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Axxum’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value. The difference between the purchase price paid for the acquisition of Axxum and the net asset value derived from the assets and liabilities of Axxum at the date of acquisition has been recognized as goodwill. Accordingly, the purchase costs of $6,500,000 in cash, $500,000 in promissory notes, and $140,005 in capitalized transaction costs, less a working capital adjustment of $573,150 recoverable from sellers resulted in a total purchase cost of $6,566,855. The net asset value of Axxum at the date of acquisition was $1,413,589. Accordingly, the Company recognized $5,153,266 in goodwill related to the acquisition of Axxum.
Acquisition of Cloudburst Security, LLC.
On April 3, 2019, the Company entered into a membership interest purchase agreement with Cloudburst and its two equity holders to purchase 100% of the issued and outstanding units in exchange for $500,000 in cash; $540,000 for a promissory note to one equity holder and $360,000 to the other; and 111,628 and 74,420 shares of the Company’s common stock to the two equity holders, respectively, on a post-split basis. Accordingly, Cloudburst became a wholly-owned subsidiary of the Company. The Company assessed the carrying value of Cloudburst’s assets and liabilities at the date of acquisition and determined that the carrying value of those accounts approximated fair value; the difference between the purchase price paid for the acquisition of Cloudburst and the net asset value derived from the assets and liabilities of Cloudburst at the date of acquisition has been recognized as goodwill. The purchase costs of $500,000 in cash, $900,000 in promissory notes, $300,000 in common stock consideration consisting of 186,048 shares of the Company's common stock, $1,400,000 in contingent earnout, and $62,305 in capitalized transaction costs, resulted in a total purchase cost of $3,162,305. The net asset value of Cloudburst at the date of acquisition was $323,267. Accordingly, the Company recognized $2,839,038 in goodwill related to the acquisition of Cloudburst. On April 20, 2022, the holders of the (i) $900,000 promissory notes and (ii) 186,048 shares of the Company's common stock tendered them to the Company for cancellation.
Relevant factors considered in management's assessment of the carrying value of goodwill for both business combinations in accordance to the fair value hierarchy under the category of Level 3 are as follows: estimation of the growth rate of future incoming and outgoing cash flows, certain elements that comprise the appropriate weighted average cost of capital, such as the equity of potential market participants for comparability analysis, and the Company's sensitivity to outside factors that would lead to variation in the aforementioned cash flows and weighted average cost of capital.
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

On March 31, 2025, the Company finalized the MSA and Burns Release Agreement for SLG. The total purchase consideration included the $2.0 million prepaid deposit, 33,609 shares of common stock (par value $0.0001), 51 shares of Series E Convertible Preferred Stock (stated value $10,000 per share and, conversion price of $1.00) and $10,814,147 of accounts receivable owed to Cycurion by SLG. Additionally, the Company issued 16,667 shares of common stock to assume SLG's share-based payment obligations.
The transaction was accounted for as a business combination under ASC 805. As of the transaction date, the fair value of assets acquired totaled $3.1 million, excluding cash of $34,983 that was netted against cash consideration paid. Liabilities assumed amounted to $10.6 million, including accounts payable, accrued liabilities, payroll liabilities and loans. After recognizing a non-controlling interest of $3.5 million, the net assets acquired were a net liability of $7.6 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $14.6 million. This goodwill reflects the strategic value of SLG's operations, expected synergies, and future growth potential.
Secuvant, LLC.
On June 3, 2026, the Company acquired 100% of Secuvant through a merger transaction pursuant to a Merger Agreement dated May 21, 2026, whereby Cycurion Merger Sub, LLC merged with and into Secuvant, with Secuvant surviving as a wholly owned subsidiary of the Company. The total purchase consideration included cash of $875,000 and 888,888 shares of Series I convertible preferred stock, valued at $2.0 million at fair value on the acquisition date.
The transaction was accounted for as a business combination under ASC 805. As of the transaction date, the preliminary fair value of assets acquired totaled $47,353, excluding cash of $558,014 that was netted against cash consideration paid. Liabilities assumed amounted to $1.0 million, including accounts payable, deferred revenue, loans payable and contingent liability related to earn-out provisions of the transaction. The net assets acquired were negative $0.9 million. The total consideration transferred exceeded the net assets acquired, resulting in the recognition of goodwill amounting to $6,378,948. This goodwill reflects the strategic value of Secuvant's operations, expected synergies, and future growth potential.
The company recorded preliminary goodwill and intangibles of approximately $6.4 million related to the Secuvant acquisition, which is subject to adjustments through June 30, 2027 as the company engages outside valuation consultants to value the stand-alone intangibles acquired.

Table 7: Details of Goodwill and Intangibles
	June 30, 2026	December 31, 2025
Axxum	$5,153,266	$5,153,266
Cloudburst	1,439,038	1,439,038
SLG	14,646,146	14,250,204
Secuvant (1)	6,378,948	—
Goodwill and intangibles	$27,617,398	$20,842,508
(1) Goodwill related to Secuvant is preliminary and currently includes intangible assets. The company is engaging valuation service consultants and anticipates being able to determine the stand-alone value of separately identifiable intangible assets related to this acquisition.
8. BANK LOANS
Revolving Line of Credit
On November 22, 2017, Axxum procured from Main Street Bank a revolving line of credit with a maximum principal amount of $1.0 million ("Revolving Line of Credit"), subject to certain restrictions based on available collateral pledged to the bank in the form of accounts and trade receivables owed by the Company's customers. This Revolving Line of Credit is available for one year, at which point it may be renewed by Axxum. Axxum incurred origination and closing costs for this line of credit in the amount of $10,000, which Axxum has recognized a prepaid expense that will amortize over one year as interest expense. The stated rate of interest of the Revolving Line of Credit is the prime rate plus 100 basis points, which at the time of the loan, was 4.50%.
On April 18, 2019, Axxum, Cloudburst, and the Company collectively renewed the Revolving Line of Credit with a maximum aggregate principal sum of $2.0 million with Main Street Bank. The stated rate of interest of the Revolving Line of Credit increased to 5.75% at the time of the renewal.

On June 29, 2020 and June 30, 2021, the Company amended the Revolving Line of Credit to extend the maturity date to March 31, 2024. In connection with the June 29, 2020 amendment, the stated interest rate decreased to 5.25%. The June 30, 2021 amendment added a default interest rate of 5%. On April 7, 2025, the maturity date of the Revolving Line of Credit was further extended to December 31, 2026.
As of June 30, 2026, the stated rate of interest of the Revolving Line of Credit was 7.75%. The outstanding balance of the Revolving Line of Credit was $2.4 million and $2.9 million, as of June 30, 2026 and December 31, 2025, respectively.
Loan and Security Agreement
On November 22, 2017, Axxum entered into a loan and security agreement (the “Loan and Security Agreement”) with Main Street Bank for a $5.3 million term loan, concurrently with its revolving line of credit. The loan originally matured on December 31, 2024, required monthly principal payments of $109,375, and bore interest at the prime rate plus 200 basis points. Axxum incurred $211,729 of closing and origination costs, resulting in an imputed interest rate of 7.82%. The agreement included customary affirmative financial covenants, including minimum tangible net worth thresholds, minimum interest coverage ratios, minimum quarterly consolidated EBITDA of $300,000, and annual capital expenditure limitations. On April 18, 2019, Axxum, Cloudburst, and the Company amended the agreement to add Cloudburst as a borrower, increase the stated interest rate to 6.75%, and otherwise maintain the existing covenant structure.
On June 29, 2020, the parties further amended and restated the Loan and Security Agreement, extending the maturity date to March 22, 2024, reducing required monthly principal payments to $62,500, and lowering the stated interest rate to 6.25%. The amendment also revised the financial covenant package, including updated minimum tangible net worth requirements, a reduced minimum interest coverage ratio of 1.20-to-1 measured on a rolling four-quarter basis, a minimum quarterly consolidated EBITDA requirement of $300,000, and an annual capital expenditure limit of $50,000. The Company remained subject to these covenants throughout the term of the loan. On October 1, 2025, the Company fully repaid all obligations outstanding under the Loan and Security Agreement.
Pledge Agreement
On November 22, 2017, concurrent with Axxum's procurement of the above-mentioned Revolving Line of Credit and Loan and Security Agreement, Axxum entered into a pledge agreement (the "Pledge Agreement"). The following pledges of collateral and credit enhancement were made by Axxum and the Company as the sole member of Axxum: (i) the Company equity ownership in Axxum and (ii) all of Axxum's assets, such as accounts, instruments, equipment, fixtures, deposit accounts, letter of credit rights, and any other assets. All future debt was subordinated to the bank term loan until the term loan was repaid in full. Personal guarantees were provided by Emmit McHenry, Kurt McHenry, and Alvin McCoy III, as former officers and stockholders of the Company in support of the term loan.
On April 18, 2019, Axxum, Cloudburst and the Company collectively amended the Pledge Agreement, including the addition of Cloudburst as a pledgor. The following pledges of collateral and credit enhancement were made by Axxum, Cloudburst, and the Company: (i) all of the equity of Axxum, Cloudburst and each other subsidiary of the Company then owned or hereafter acquired by the Company and (ii) all rights to which the owner of the pledged equity then or may thereafter become entitled by virtue of owning such pledged equity and being a member of Axxum, Cloudburst and each other subsidiary of the Company.
9. LOANS PAYABLE

Table 9: Details of Loans Payable
	June 30, 2026	December 31, 2025
Loan payable - Cycurion	$-	$405,314
Loan payable - SLG	264,379	264,379
Loan payable - Secuvant	132,000	-
Economic injury disaster loan - Cycurion	150,000	150,000
Economic injury disaster loan - SLG	150,000	150,000
Economic injury disaster loan - Secuvant	199,699	-
Total loans payable	896,078	969,693
Less: Current portion of long-term debt	269,068	669,693
Long-term debt	$627,010	$300,000

Loan payable - Cycurion
On March 20, 2023, the Company entered into a receivable purchase agreement (the "RPA Loan") for cash received of approximately $0.3 million, with a specified interest rate of 8.00%, due January 20, 2024. On June 1, 2026, the Company exchanged this debt with a principal balance of $405,314 and accrued interest of $96,063 for a new convertible note in the amount of $517,604, recognizing a $16,227 loss on debt extinguishment. See Note 10 Convertible Notes for further details on convertible note issued in the exchange transaction.
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
EIDL Loan - Secuvant
On June 3, 2026, the Company acquired Secuvant and assumed the remaining outstanding debt associated with the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company's business. The principal amount of the EIDL Loan - Secuvant is $199,699. Interest accrues at the rate of 3.75% per annum and will accrue from the date of the EIDL Loan - Secuvant.
Loan Payable - Secuvant
On March 13, 2019, Secuvant entered into a loan agreement with one individual investor. The loan does not accrue interest and requires a monthly principal payment of $3,667, with a maturity of date of May 13, 2029. As of June 30, 2026, the outstanding principal balance is $132,000.
Loan Payable - SLG
In 2022 and 2023, the SLG entered into non-recourse agreements with a lender to sell future cash receipts. Under the agreement, the Company was required to make daily payments. The terms were renegotiated to monthly payments in 2023. As of June 30, 2026, the balance on the loan was $264,379. The loan is in default and management is working to settle the debt.

10. CONVERTIBLE NOTES

Table 10: Details of Convertible Notes
	Principal Value	Unamortized Discount and Issuance Costs	Convertible Notes Carrying Balance	Weighted Average Interest Rate	Maturity (Calendar Year)
Balance as of December 31, 2024	$—	$—	$—
Issuance	440,217	(53,717)	386,500	18.0%	2026
Amortization	—	4,476	4,476
Balance as of March 31, 2025	440,217	(49,241)	390,976	18.0%	2026
Issuance	2,050,000	(60,000)	1,990,000	15.1%	2026
Conversion to equity	(2,490,217)	82,465	(2,407,752)	18.0%	2026
Amortization	—	26,776	26,776
Balance as of June 30, 2025	—	—	—
Issuance	—	—	—
Balance as of September 30, 2025	—	—	—
Issuance	192,897	—	192,897	12.0%	2027
Balance as of December 31, 2025	192,897	—	192,897	12.0%	2027
Issuance	—	—	—
Balance as of March 31, 2026	192,897	—	192,897	12.0%	2027
Issuance	2,927,355	—	2,927,355	12.0%	2027
Conversion to equity	(433,504)	—	(433,504)	12.0%	2027
Balance as of June 30, 2026	$2,686,748	$—	$2,686,748	12.0%	2027
During the first quarter of 2025, the Company issued convertible notes in the amount of $440,217 for proceeds of $386,500 to three unaffiliated investors. The notes had a one year term and carried an annual interest rate of 18.0%.
During the second quarter of 2025, the Company issued convertible notes in the amount of approximately $2.1 million for proceeds of $2.0 million. All convertible notes were fully converted to Series G Convertible Preferred Stock. See Note 15 – Equity.
During the fourth quarter of 2025, the Company issued convertible notes in the amount of $192,897 to one investor, Yield Point LLC. These notes were issued in connection with the repayments of two promissory notes. No cash was received or paid by the Company. This convertible note carries an annual interest rate of 12.0% and has a one year term. During the second quarter of 2026, the principal totals of $192,897 and accrued interest of $9,893, were converted into 302,672 shares of common stock per the terms of the notes.
During the second quarter of 2026, the Company issued three convertible notes in connection with the repayment of one loan classified as a loan payable and five promissory notes totaling $2.9 million. These convertibles notes all carry an annual interest rate of 12.0% and mature on March 31, 2027. Subsequent to issuance, during the second quarter 2026, $240,607 of these convertible notes were converted to 229,150 shares of common stock per the terms of the notes.

11. PROMISSORY NOTES

Table 11.1: Details of Promissory Notes
	Principal Value	Unamortized Discount and Issuance Costs	Promissory Notes Carrying Balance	Weighted Average Interest Rate
Balance as of December 31, 2024	$2,498,369	$(11,380)	$2,486,989	16.6%
Issuance	690,558	(77,358)	613,200	13.5%
Repayment	(20,000)	—	(20,000)	35.0%
Amortization	36,667	21,297	57,964
Balance as of March 31, 2025	3,205,594	(67,441)	3,138,153	15.8%
Conversion to equity	(456,500)	—	(456,500)	24.0%
Repayment	(50,000)	—	(50,000)	24.0%
Amortization	—	37,973	37,973
Balance as of June 30, 2025	2,699,094	(29,468)	2,669,626	14.3%
Repayment	(31,579)	—	(31,579)	12.0%
Amortization	—	20,616	20,616
Balance as of September 30, 2025	2,667,515	(8,852)	2,658,663	14.3%
Conversion to a convertible note	(166,666)	—	(166,666)	10.0%
Amortization	—	7,665	7,665
Balance as of December 31, 2025	2,500,849	(1,187)	2,499,662	14.6%
Amortization	—	1,187	1,187
Balance as of March 31, 2026	2,500,849	—	2,500,849	14.6%
Conversion to convertible notes	(1,338,889)	—	(1,338,889)	18.0%
Balance as of June 30, 2026	$1,161,960	$—	$1,161,960	10.7%

Table 11.2: Details of Promissory Notes
	June 30, 2026			December 31, 2025
	Principal Value	Weighted Average Interest Rate	Maturity (Calendar Year)	Principal Value	Weighted Average Interest Rate	Maturity (Calendar Year)
Note issued in 2017	$250,000	4.0%	2020	$250,000	4.0%	2020
Note issued in 2020	-	— %	—	300,000	24.0%	2021
Note issued in 2021	100,000	24.0%	2022	400,000	24.0%	2021 - 2022
Notes issued in 2023	-	— %	—	611,111	12.0%	2023
Notes issued in 2024	319,180	12.3%	2025	319,180	12.3%	2025
Notes issued in 2025	492,780	10.4%	2025 -2026	620,558	12.0%	2025 -2026
Funded loans payable	1,161,960	10.7%		2,500,849	14.6%
Less: Unamortized debt-issuance costs and discounts	-			(1,187)
Total loans payable	$1,161,960			$2,499,662
During the second quarter of 2026, the Company exchanged five promissory notes for convertible notes and Series H Preferred Stock. The principal values and accrued interest of these notes at conversion totaled $1,338,889 and $1,054,800, respectively, for a total liability of $2,393,689. In exchange, the Company issued two convertible notes payable with a combined principal balance of $2,409,751 and Series H Preferred Stock valued at $1,899,945, resulting in a $1,916,007 loss on debt settlement being recognized in the second quarter of 2026. See Note 10 - Convertible Notes Payable and Note 14 - Equity for further information.

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
During the first quarter of 2025, the Company issued shares of preferred stock and warrants in exchange of the outstanding convertible promissory notes which had an aggregate principal amount of $3,333,335 and accrued interest of $299,259. As a part of this conversion, the Company issued 222,222 shares of Series D Convertible Preferred Stock and 242,424 Series D warrants to seven unaffiliated note holders. As a result, the Company recorded gain on settlement of debt of $299,259, which is presented on the consolidated statements of operations and the consolidated statements of cash flows within 'Loss on debt settlement, net'.
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
Accordingly, pursuant to ASC 860-20-55-24, the Company recognized a factoring liability to the lenders until the accounts receivables are collected. As of June 30, 2026 and December 31, 2025 the factoring liability was $1.3 million and $1.5 million, respectively.
14. EQUITY
Preferred Stock
The Company has authorized 20,000,000 shares of preferred stock, par value of $0.0001 per share, issuable from time to time in one or more series.
The Second Amended and Restated Certificate of Incorporation, as amended, authorizes the board of directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange, and subject to the terms of the Second Amended and Restated Certificate of Incorporation, the authorized shares of preferred stock will be available for issuance without further action by holders of common stock. The board of directors is able to determine, with respect to any series of preferred stock, designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any.
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
Stockholders' Equity
Series A Convertible Preferred Stock
The Company has authorized 110,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share.

Voting Rights: The holders of Cycurion's Series A Convertible Preferred Stock have voting rights on an as-if-converted-to-common-stock basis and as required by law (including without limitation, the Delaware General Corporation Law (the "DGCL")) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series A Convertible Preferred Stock.
Dividend Rights: Holders of shares of our Series A Convertible Preferred Stock shall be entitled to receive dividends at the rate of twelve percent (12%) per annum of the per-share stated value ($1.45 per share). The dividends shall be payable quarterly in arrears in shares of common stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.
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
As part of the Business Combination with Western during the year ended December 31, 2025, the Company issued to unaffiliated investors a total of 106,816 shares of Series A Convertible Preferred Stock, all of which were converted into common stock.
As of both June 30, 2026 and December 31, 2025, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.
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
During the year ended December 31, 2025, a total of 2,999 shares of Series B Convertible Preferred Stock were converted into 199,955 shares of common stock.
As of both June 30, 2026 and December 31, 2025, there was 1 share of Series B Convertible Preferred Stock issued and outstanding.
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

As of June 30, 2026 and December 31, 2025, there were 2,547 and 4,851 shares of Series C Convertible Preferred Stock issued and outstanding, respectively.
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
As of both June 30, 2026 and December 31, 2025, there were 150,000 shares of Series D Convertible Preferred Stock issued and outstanding.
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
As of both June 30, 2026 and December 31, 2025, there were 51 shares of Series E Convertible Preferred Stock issued and outstanding.
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
Dividend Rights: Holders of shares of our Series F Convertible Preferred Stock shall be entitled to receive, and we shall pay, dividends on shares of our Series F Convertible Preferred Stock at the rate of twelve percent (12%) per annum of the $0.0001 per-share Stated Value of the Series F Convertible Preferred Stock. The dividends shall be payable quarterly in arrears in shares of common stock, calculated for each dividend payment on an as-if-converted-to-common-stock basis.
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
As of both June 30, 2026 and December 31, 2025, there were zero shares of Series F Convertible Preferred Stock issued and outstanding.

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
Dividend Rights: Holders of shares of our Series G Convertible Preferred Stock shall be entitled to receive, and we shall pay, dividends on shares of our Series G Convertible Preferred Stock at the rate of twelve percent (12%) per annum of the $0.0001 per-share Stated Value of the Series G Convertible Preferred Stock. The dividends shall be payable quarterly in arrears in shares of common stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis.
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
As of both June 30, 2026 and December 31, 2025, there were 143 shares of Series G Convertible Preferred Stock issued and outstanding.
Series G Convertible Preferred Stock Activity
During 2025, the company entered into agreements with certain investors to exchange $3.2 million aggregate principal amount of convertible indebtedness for an aggregate of 3,133 shares of Series G Convertible Preferred Stock. These transactions convert a substantial portion of Cycurion's debt into preferred equity, which provides additional capital to support business growth. For more information, please see "Exchange Agreements and Registration Rights Agreements" below.
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
Series H Convertible Preferred Stock
The Company has designated 10,000 shares of Series H Convertible Preferred Stock, par value $0.0001 per share.
Voting Rights: Holders of shares of our Series H Convertible Preferred Stock shall have voting rights on an as-if-converted-to-Common-Stock basis and as required by law (including without limitation, the DGCL) and as expressly provided in the Certificate of Designation of Preferences, Rights and Limitations for our Series H Convertible Preferred Stock.
Dividend Rights: Holders of shares of our Series H Convertible Preferred Stock shall be entitled to receive, and we shall pay, dividends on shares of our Series H Convertible Preferred Stock at the rate of twelve percent (12%) per annum of the $0.0001 per-share Stated Value of the Series H Convertible Preferred Stock. The dividends shall be payable quarterly in arrears in shares of Common Stock, calculated for each dividend payment on an as-if-converted-to-Common-Stock basis.
Conversion Rights: Shares of our Series H Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of Common Stock, subject to customary beneficial ownership limitations, by dividing the stated value of such shares by the applicable conversion price. The conversion price is based on a fixed floor price of $1.45 per share, representing the minimum price at which such shares may be converted into Common Stock, and is subject to adjustment as provided in the Certificate of Designation.
Liquidation Preference: Holders of shares of our Series H Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up, whether voluntary or involuntary, shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to the stated value, plus any accrued and unpaid dividends thereon, for each share of Series H Convertible Preferred Stock before any distribution or payment shall be made to the holders of Common Stock. If the assets shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series H Convertible Preferred Stock shall be ratably distributed among them. In addition, holders shall be entitled to participate on an as-if-converted basis with holders of Common Stock, and such rights rank pari passu with other series of preferred stock having similar terms.
Protective Provisions: As long as any shares of Series H Convertible Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of Series H Convertible Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the holders of Series H Convertible Preferred Stock or alter or amend the Certificate of Designation of Preferences, Rights and Limitations for our Series H Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of shares of Series H Convertible Preferred Stock, (c) increase the number of authorized shares of Series H Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

As of June 30, 2026, there are 1,900 shares of Series H Convertible Preferred Stock issued and outstanding. As of December 31, 2025, the shares had not been authorized.
Series I Convertible Preferred Stock
The Company has designated 888,888 shares of Series I Convertible Preferred Stock, par value 0.0001 per share.
Voting Rights: Holders of shares of our Series I Convertible Preferred Stock shall not have voting rights, except as required by law (including without limitation, the Delaware General Corporation Law) and with respect to certain protective provisions contained in the Certificate of Designation of Preferences, Rights and Limitations of Series I Convertible Preferred Stock.
Dividend Rights: Holders of shares of our Series I Convertible Preferred Stock shall not be entitled to receive cash dividends. Any stock splits, stock dividends or similar distributions on the Company’s Common Stock will be reflected through proportional adjustments to the conversion terms.
Conversion Rights: Shares of our Series I Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into shares of Common Stock, subject to a conversion price of $2.25 per share (subject to adjustment) and subject to certain beneficial ownership limitations, initially set at 4.99% (but may be increased to 9.99% upon notice).
Liquidation Preference: Holders of shares of our Series I Convertible Preferred Stock, upon any liquidation, dissolution, or winding-up, whether voluntary or involuntary, shall be entitled to receive out of the assets of the Company, before any distribution to holders of Common Stock, an amount equal to the greater of (i) the stated value plus any accrued and unpaid amounts, or (ii) the amount such holder would receive if the Series I Convertible Preferred Stock had been converted into Common Stock immediately prior to such event.
Protective Provisions: As long as any shares of Series I Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the outstanding shares of Series I Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights of the Series I Convertible Preferred Stock, (b) amend its certificate of incorporation or other charter documents in a manner that adversely affects the holders, (c) increase the number of authorized shares of Series I Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
As of June 30, 2026 there were 888,888 shares of Series I Convertible Preferred Stock issued and outstanding. As of December 31, 2025, the shares had not been authorized.
Common Stock
The Company has authorized 300,000,000 shares of common stock, par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.
As of June 30, 2026 and December 31, 2025, there were 11,889,767 and 3,642,501 shares of common stock issued and outstanding, respectively. The 11,889,767 shares of common stock include 33,609 shares of common stock to be issued to SLG and under certain equity plans.

Warrants

Table 14.1: Details of Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding warrants, December 31, 2024	315,028	$20.64	3.0
Granted	869,992	164.96	4.7
Replacement of old warrants	(315,028)	20.64	2.9
Exercised	(234,831)	14.27	4.3
Outstanding warrants, March 31, 2025	635,161	220.67	4.7
Issued - Prefunded (equity line)	150,000	-	1.0
Exercised - Prefunded (equity line)	(83,333)	-	1.0
Exercised	(23,633)	15.00	5.0
Outstanding warrants, June 30, 2025	678,195	206.15	4.8
Exercised - Prefunded (equity line)	(66,667)	-	1.0
Outstanding warrants, September 30, 2025	611,528	228.62	4.8
Issued - Prefunded (Armistice-Prefunded)	1,670,720	-	1.0
Issued (Armistice)	3,341,439	3.62	5.0
Outstanding warrants, December 31, 2025	5,623,687	27.01	5.0
Exercised - Prefunded (Armistice-Prefunded)	(1,670,720)	-	1.0
Outstanding warrants, June 30, 2026	3,952,967	$27.01	5.0
Exercisable warrants, June 30, 2026	3,952,967	$27.01	5.0
The Company has accounted for the issuance of common stock and warrants issued for cash proceeds in the private placements as equity instruments. Management believes that the warrants are indexed to and are settled in the Company's own common stock; therefore, they should be accounted for as permanent equity.
Public Warrants
As of both June 30, 2026 and December 31, 2025, there were 383,333 public warrants ("Public Warrants") outstanding. The Company accounts for the Public Warrants as equity instruments. The Public Warrants became exercisable on March 16, 2026, which was 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If neither that exemption nor another exemption is available, holders will not be able to exercise their warrants on a cashless basis.
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

If and when the Public Warrants become redeemable, the Company may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the company is unable to effect such registration or qualification. The Company will use it's best efforts to register or qualify such shares of common stock under the blue-sky laws of those states in which such Public Warrants were offered by the company in the offering.
If the Company calls the Public Warrants for redemption, as described above, the Company will have the option to require any holder that wishes to exercise its Public Warrant to do so on a "cashless basis." If the Company takes advantage of this option, all holders of Public Warrants would pay the exercise price by surrendering their Public Warrants for the number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the "fair market value" (defined below) by (y) the fair market value. The "fair market value" for this purpose means the average reported last sale price of the common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. If management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of common stock to be received upon exercise of the Public Warrants, including the "fair market value" in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a Public Warrant redemption. Management believes this feature is an attractive option to the Company if the cash from the exercise of the Public Warrants is not needed.
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
As of June 30, 2026 and December 31, 2025, there were 12,533 PIPE Warrants outstanding. The Company accounts for the Private Placement Warrants as equity instruments. The PIPE Warrants sold in the private placement are identical to the Public Warrants underlying the Units sold in the initial public offering, except that such warrants, and the shares of common stock issuable upon the exercise of such warrants, will not be transferable, assignable, or salable until after February 14, 2025, the date of completion of a Business Combination, subject to certain limited exceptions.
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
Series A Warrants
On November 17, 2017, the Company had issued 44,445 Series A Warrants at exercise price of $13.50 with an expiration date of November 22, 2025. As part of the Business Combination with Western, during the first quarter of 2025, the Company issued to unaffiliated investors a total of 22,696 Series A Warrants in exchange of existing 44,445 Series A Warrants having an expiration date of February 19, 2029 and an exercise price of $9.59121
Series B Warrants
On August 1, 2023, the Company issued 133,333 Series B Warrants with an exercise price of $15.00 having an expiration date of August 1, 2028.
On April 12, 2024, the Company issued 66,667 Series B Warrants with an exercise price of $15.00 having an expiration date of April 12, 2029.
As part of the Business Combination with Western, during the year ended December 31, 2025, the Company issued to unaffiliated investors a total of 200,000 Series B Warrants in exchange of existing 200,000 Series B Warrants having an expiration date of February 19, 2030 and an exercise price of $15.00.
Series D Warrants
On March 22, 2022, the Company issued 6,564 Series D Warrants with a subordinated convertible promissory note at an exercise price of $42.30 and an expiration date of September 22, 2027.
On November 22, 2022, the Company issued 32,819 warrants with subordinated convertible promissory note at an exercise price of $42.30 and an expiration date of April 21, 2028.
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

Table 14.2: Details of Common Stock Subject to Possible Redemption
	Number of Shares	Amount
Common stock subject to possible redemption as of December 31, 2024	5,796	$1,917,309
Less:
Redemption	(3,163)	(1,001,216)
Release of common stock subject to redemption	(2,633)	(916,093)
Common stock subject to possible redemption as of December 31, 2025	-	$-
15. CONCENTRATIONS, RISKS AND UNCERTAINTIES
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

Concentration risks

Table 15.1: Revenue Concentration by Customer - Based on % of Revenue
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Customer	Amount	%	Amount	%	Amount	%	Amount	%
A	$1,087,881	29.0%	$1,138,481	29.3%	$2,193,362	31.2%	$2,251,053	29.0%
B	750,717	20.0%	594,460	15.3%	$1,475,539	21.0%	$1,158,080	14.9%
C	331,002	8.8%	374,780	9.6%	$646,243	9.2%	$861,958	11.1%
D	275,945	7.3%	343,460	8.8%	$505,838	7.2%	$732,740	9.4%

Table 15.2: Accounts Receivable Concentration by Customer - Based on % of Accounts Receivable, Net
	June 30, 2026		December 31, 2025
Customer	Amount	%	Amount	%
1	$1,033,154	27.8%	$768,954	28.6%
2	$764,999	20.6%	$479,151	17.8%
3	$357,471	9.6%	$373,236	13.9%
Prior to the Management Services Agreement and a Release agreement with Ed Burns of SLG on March 31, 2025, the Company had combined all SLG customers as one customer for purposes of customer concentration disclosures due to the nature of the relationship. Once the acquisition was complete, the Company has re-evaluated this disclosure to break out all SLG customers individually, therefore the amounts reported above are not comparable to the second quarter of 2025 amounts previously reported.
16. RELATED PARTY TRANSACTIONS
Promissory Note – Related Party
On September 20, 2024, the Company entered into a promissory note with Western Acquisition Ventures Sponsor, LLC (the "Sponsor") for $230,000, pursuant to which the Company may borrow up to an aggregate cash amount of $230,000. The Promissory Note, with an interest rate of 10% per annum is payable upon the sooner of the consummation of the Business Combination with Cycurion. During the year ended December 31, 2024, the Company borrowed the full $255,556, with a discount of $25,556, resulting in net proceeds of $230,000. The Company amortized the discount of 25,556 fully in 2025. As of both June 30, 2026 and December 31, 2025 the balance of these loans was $123,650, with accrued interest balances of $36,009 and $21,089, respectively. These notes are presented separately on the balance sheet as loans payable - related parties.
Personal guarantees were entered by Emmit McHenry, Kurt McHenry and Alvin McCoy III, as former officers and stockholders of the Company in support of the Main Street Bank Loan and Security Agreement.
Axxum purchased an AT&T contract relationship from Archura, LLC, a company owned by Emmit McHenry and Kurt McHenry at the end of 2018. The contract relationship includes five purchase orders to deliver networking services to AT&T and its clients. The total sales of these five purchase orders were $17,321 and $19,470 for the three and six months ended June 30, 2026, respectively, compared to $63,175 and $83,790 for the three and six months ended June 30, 2025, respectively.
Loans Payable - Related Parties

Table 16: Details of Loans Payable - Related Party
	June 30, 2026	December 31, 2025	Weighted Average Interest Rate	Maturity (Calendar Year)
Loans issued to a director in 2023	$103,400	$103,400	24.0%	2023
Loan issued to a director in 2024	20,250	20,250	24.0%	2025
Funded loans payable - related party principal	123,650	123,650
Less: Unamortized debt-issuance costs and discounts	-	-
Loans payable - related party - current	$123,650	$123,650

During the three and six months ended June 30, 2025, the Company recorded amortization of debt discount of $971 and $2,284, respectively. As of December 31, 2025 the debt discount was fully amortized, therefore there is no amortization recorded for the three and six months ended June 30, 2026.
17. EARNINGS PER SHARE

Table 17.1: Details of Basic and Dilutive Loss Per Share
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic net loss per share:
Numerator
Net loss including non-controlling interests	$(4,039,567)	$(5,290,414)	$(6,601,353)	$(15,538,900)
Less: Net loss attributable to non-controlling interest	(283,793)	(101,659)	(717,117)	(101,659)
Net loss attributable to common stockholders - basic	(3,755,774)	(5,188,755)	(5,884,236)	(15,437,241)
Denominator
Weighted average shares outstanding - basic	9,065,675	1,204,462	6,826,267	932,849
Basic net loss per share attributable to common stockholders	$(0.41)	$(4.31)	$(0.86)	$(16.55)
Diluted net loss per share:
Numerator
Net loss attributable to common stockholders - basic	$(3,755,774)	$(5,188,755)	$(5,884,236)	$(15,437,241)
Add: Interest for subordinated convertible promissory note	-	2,500	-	38,333
Net loss attributable to common stockholders - diluted	$(3,755,774)	$(5,186,255)	$(5,884,236)	$(15,398,908)
Denominator
Weighted average shares outstanding - basic	9,065,675	1,204,462	6,826,267	932,849
Weighted-average effect of potentially dilutive securities:
Conversion of subordinated convertible promissory note	-	57,884	-	3,360
Conversion of Series A Convertible Preferred Stock	-	70,203	-	-
Conversion of Series B Convertible Preferred Stock	-	200,000	-	-
Weighted average shares outstanding - diluted	9,065,675	1,532,549	6,826,267	936,209
Dilutive net loss per share attributable to common stockholders	$(0.41)	$(3.38)	$(0.86)	$(16.45)

Table 17.2: Details of Potentially Dilutive Effect of Securities Excluded from Dilutive EPS due to Anti-Dilutive Effect
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Conversion of Series A Convertible Preferred Stock	-	152,335	-	115,303
Conversion of Series B Convertible Preferred Stock	1,347	45	1,347	57,054
Conversion of Series C Convertible Preferred Stock	18,925	1,212	21,501	1,212
Conversion of Series D Convertible Preferred Stock	150,000	5,040	150,000	15,386
Conversion of Series E Convertible Preferred Stock	51	2	51	1
Conversion of Series G Convertible Preferred Stock	686,270	-	686,270	-
Conversion of Series H Convertible Preferred Stock	431,982	-	217,184	-
Conversion of Series I Convertible Preferred Stock	121,557,333	-	61,114,460	-
Exercise of investor and placement agent warrants	5,623,687	618,161	5,623,687	495,585

18. COMMITMENTS AND CONTINGENCIES
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
Management does not believe that there are any litigation or claims that would have a material adverse effect on the business, or the consolidated financial statements of the Company as of June 30, 2026.
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
Secuvant Acquisition
On June 3, 2026, the Company completed the acquisition of Secuvant, LLC ("Secuvant") pursuant to a Merger Agreement entered into on May 21, 2026 among the Company, Cycurion Merger Sub, LLC, a wholly owned subsidiary of the Company, and Secuvant. Pursuant to the transaction, Merger Sub merged with and into Secuvant, with Secuvant surviving as a wholly owned subsidiary of the Company. Upon closing, all outstanding equity interests of Secuvant were canceled and converted into the right to receive the merger consideration specified in the Merger Agreement. As a result of the merger, Secuvant succeeded to all assets, liabilities, rights, and obligations and continues its operations as a wholly-owned subsidiary of the Company.
Registration Rights Agreement
In connection with the acquisition of Secuvant, on June 3, 2026, the Company entered into a Registration Rights Agreement with the former members of Secuvant. Pursuant to the agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of shares of common stock issuable upon conversion of preferred stock issued in connection with the acquisition and to use commercially reasonable efforts to cause such registration statement to become effective. The Company further agreed to maintain the effectiveness of the registration statement until the earlier of (i) the date all such securities have been sold or (ii) the date such securities may be sold pursuant to Rule 144 without restriction. The agreement also contains customary indemnification and cooperation provisions.
Lock-Up
In connection with the acquisition of Secuvant, on June 3, 2026, the Company also entered into lock-up agreements (the "Lock-Up Agreements") with the former members of Secuvant. Pursuant to the Lock-Up Agreements, the former members of Secuvant agreed that, during the period beginning on the closing date of the merger and ending six months thereafter, they will not, directly or indirectly, transfer, sell, pledge or otherwise dispose of any preferred stock received in the merger or any shares of common stock issuable upon conversion thereof, subject to limited exceptions, including certain transfers to affiliates, by operation of law, or in connection with a change of control transaction.
The Lock-Up Agreements further provide that any permitted transferee must agree to be bound by the same restrictions and that the Company may impose stop-transfer instructions and legends to enforce such restrictions. Following expiration of the lock-up period, any transfers of such securities remain subject to the limitations contained in the Leak-Out Agreements (as defined below). In addition, the Lock-Up Agreements include a price-based acceleration provision, pursuant to which all transfer restrictions will terminate automatically if the Company’s common stock trades at or above a specified price threshold for a defined period, subject to compliance with applicable securities laws.

Leak-Out
In connection with the acquisition of Secuvant, on June 3, 2026, the Company further entered into leak-out agreements (the "Leak-Out Agreements") with the former members of Secuvant. The Leak-Out Agreements provide that, following the expiration of the lock-up period, the former members of Secuvant may transfer their securities only during a specified period of five fiscal quarters and subject to contractual limitations designed to promote an orderly market. In particular, the Leak-Out Agreements limit the amount of securities that may be sold by each former member of Secuvant in any calendar quarter to twenty percent of the securities originally issued to such former members of Secuvant, with any unused capacity carried forward to subsequent quarters. The Leak-Out Agreements require that all transfers be effected in compliance with applicable securities laws, including Rule 144, and in an orderly market manner, and permit the Company to impose stop-transfer instructions to enforce compliance. The Leak-Out Agreements also include a price-based acceleration provision similar to that contained in the Lock-Up Agreements, pursuant to which all contractual transfer restrictions terminate if the Company’s common stock trades above a specified price threshold for a defined period.
Kustom Asset Purchase Agreement
On August 3, 2026, the Company completed the acquisition of certain assets from Kustom Entertainment, Inc. ("Kustom") pursuant to an Asset Purchase Agreement dated June 24, 2026, as amended (the "Purchase Agreement"). The acquired business includes the development, sale, licensing, support and servicing of video hardware, camera products, platforms, software and software solutions (the "Business"). Pursuant to the Purchase Agreement, Kustom sold, assigned, transferred, conveyed and delivered to the Company substantially all assets used primarily in or held for use in the Business, and the Company assumed certain specified liabilities relating thereto.
Registration Rights Agreement
In connection with the asset acquisition, on August 3, 2026, the Company entered into a Registration Rights Agreement with Kustom. Pursuant to the agreement, the Company granted registration rights with respect to shares of common stock issuable upon conversion of the Series H Preferred Stock issued as consideration in the transaction. The Company agreed to prepare and file a registration statement covering the resale of such securities and to use commercially reasonable efforts to cause the registration statement to become effective and remain effective in accordance with the terms of the agreement. Such registration statement must be filed within 60 calendar days from the execution date of the Registration Rights Agreement. The Registration Rights Agreement also contains customary indemnification and cooperation provisions.
Earnout and Clawback Agreement
In connection with the asset acquisition, on August 3, 2026, the Company entered into an Earnout and Clawback Agreement with Kustom establishing Kustom’s right to receive contingent earnout payments of up to $1,000,000 based upon the future performance of the business and providing for certain clawback provisions and adjustment mechanisms.
Leak-Out Agreement
In connection with the asset acquisition, on August 3, 2026, the Company entered into a Leak-Out Agreement with Kustom governing the disposition of shares of common stock issued upon conversion of the Series H Preferred Stock or payment of dividends thereon. The agreement generally limits sales by Kustom and its affiliates during the applicable leak-out period based on a percentage of daily trading volume. Pursuant to the Leak-Out Agreement, Kustom agreed that, following the effectiveness of a registration statement covering the warrant shares issuable under a Warrant Agreement between the Company and Kustom, its exercise and resale of such warrant shares will be subject to certain volume limitations for a period of twelve months. During the leak-out period, Kustom generally may not sell on any trading day more than 10% of the Company’s reported trading volume for the immediately preceding trading day, subject to applicable securities laws and the terms of the agreement. The Leak-Out Agreement also prohibits certain short sales and hedging transactions with respect to the warrant shares and permits the Company, under specified circumstances, to modify, suspend or terminate the leak-out restrictions.
The Kustom acquisition represents a subsequent event and did not affect the Company's June 30, 2026 consolidated balance sheet.

Halo Merger
On May 7, 2026, the Company entered into an Agreement and Plan of Merger (the "Halo Merger Agreement") with Cycurion Merger Sub-Halo, Inc., Cycurion Merger Sub-havenX, Inc., Halo Privacy, Inc. ("Halo"), havenX, Inc. ("havenX"). The Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the resale of shares of the Company's common stock issued as merger consideration. Such shares are subject to customary transfer restrictions under applicable securities laws and may also be subject to a contractual lock-up. As of the date of this Quarterly Report, the Company believes that it is unlikely that Halo and havenX can satisfy material closing conditions under the Halo Merger Agreement.
Employment Agreements
On December 27, 2023, we entered into an employment agreement with James P. McCormick whereby the Company agreed to pay a total of $125,000 of total compensation annually, including $40,000 in cash and $85,000 in stock payment. On October 30, 2024, we entered into an amendment to the employment agreement with James P. McCormick whereby the Company agreed to pay total compensation of $200,000, including $40,000 in cash at the closing of the Business Combination and the remaining $140,000 in cash from the proceeds that the Company receives from any capital raising transaction following the closing of the Business Combination, including the proceeds from an equity line of credit to be entered into by and among the Company, Cycurion and the investors named therein; provided that the Company shall only be obligated to apply up to 15% of the proceeds from each capital raise until Mr. McCormick's compensation of $200,000 has been paid in full.
On December 1, 2024, Cycurion and L. Kevin Kelly, Chief Executive Officer, entered into an employment agreement on a two-year term, commencing on December 1, 2024 and ending on December 1, 2026. During the employment period, Mr. Kelly will receive an annual base salary of $325,000, and equity compensation of $500,000 of the Company's common stock in the first year of the employment agreement, payable quarterly. Mr. Kelly is eligible for a performance bonus based on the Company's results. The targeted performance bonus is $325,000 for year-one, and the performance bonus will increase for subsequent years based on future financial and non-financial results.
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
As of both June 30, 2026 and December 31, 2025 the Company's stockholders have redeemed a total of 380,701 shares of common stock resulting in $1.2 million of excise tax liability, calculated as 1% of the value of the shares redeemed.

19. SUPPLEMENTAL CASH FLOW INFORMATION

Table 19.1: Supplemental Cash Flow Activity
	For the Six Months Ended June 30,
	2026	2025
Cash paid for interest	$105,732	$104,436
Noncash investing and financing transactions, such as debt exchanges for other types of debt or equity, debt to equity conversions or settlement of liability by issuing equity are disclosed in Note 9 Loans Payable, Note 10 Convertible Notes, Note 11 Promissory Notes and Note 14 Equity.
20. SUBSEQUENT EVENTS
The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued which is up to and through August 14, 2026. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing consolidated financial statements, and (ii) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.
Share Issuances Subsequent to June 30, 2026
Between July 1, 2026 and August 10, 2026, the Company issued approximately 13,950,568 shares of common stock in connection with (i) sales of common stock under the Equity Purchase Agreement with Yield Point, (ii) exchanges of related-party and other indebtedness in connection with liability management transactions, and (iii) settlements of existing liabilities in connection with the warrant inducement transaction. As a result of these transactions, the number of shares of common stock outstanding increased from 11,889,767 shares as of June 30, 2026 to 25,840,335 shares as of August 10, 2026, as reported on the cover page of this Quarterly Report on Form 10-Q.
Equity Line of Credit
During the period July 1, 2026 through August 14, 2026, the Company raised approximately $274,904 through sales of its common stock under the Equity Purchase Agreement with Yield Point, net of fees, pursuant to which the Company issued an aggregate 1,050,000 shares of common stock.
Liability Management
On July 30, 2026, the one holder of the three remaining related party notes payable exchanged the principal balance of $123,650 and accrued interest of $38,564 for 432,571 shares of common stock.
On July 30, 2026, one promissory note payable with a principal balance of $100,000 and accrued interest of $116,267 was exchanged for a convertible note and simultaneously converted to 576,713 shares of common stock.
During the period July 1, 2026 through August 14, 2026, holders of existing convertible notes as of June 30, 2026, exercised the conversion rights under the contract and converted a total principal value of $2,225,190 into 5,933,836 shares of common stock, per the terms of the notes.
During the period July 1, 2026 through August 14, 2026, the company issued approximately 2,616,009 shares of common stock in exchange for the settlement of existing liabilities.
Warrant Inducement Transaction
On July 31, 2026, the Company announced a warrant inducement transaction for $4.5 million in gross proceeds priced at-the-market under Nasdaq rules. The warrant inducement agreement was executed with an existing institutional investor of the Company for the immediate exercise of warrants to purchase up to 3,341,439 of the Company's common stock (the "Existing Warrants") at an exercise price of $1.35 per share for gross cash proceeds of approximately $4.5 million, before deducting fees and other transaction expenses. The Company intends to use the net proceeds from the warrant inducement transaction for working capital and other general corporate purposes.

In consideration for the immediate exercise in full of the Existing Warrants, the investor will receive in a private placement new unregistered warrants to purchase up to 5,012,159 of the Company's common stock (the "New Warrants"), representing 150% of the number of shares of common stock underlying the Existing Warrants exercised in the transaction. The New Warrants will have an exercise price of $1.65 per share, will be initially exercisable upon shareholder approval, and will expire 5 years from the date shareholder approval is obtained. The warrant inducement transaction closed on August 3, 2026.
Press Release Activity
On July 30, 2026, the Company announced that it had secured its largest contract to date, with an aggregate contract value of approximately $54.6 million over 10 years, with expected annual revenue exceeding $5.0 million.
Kustom Entertainment
On August 4, 2026, the Company announced the closing of the acquisition of Kustom Entertainment's video solutions business. The acquired business includes the development, sale, licensing, support and servicing of video hardware, camera products, platforms, software and software solutions.
The aggregate consideration payable by the Company under the Purchase Agreement consists of: (i) $1,250,000 in cash, (ii) a secured promissory note in the original principal amount of $4,250,000, (iii) contingent earnout consideration of up to $1,000,000, and (iv) shares of the Company's Series H Preferred Stock having an aggregate stated value of $600,000. The Series H Preferred Stock replaced the 2,000,000 warrants originally contemplated by the Purchase Agreement pursuant to the Amendment Agreement.
The Series H Preferred Stock accrues dividends at a rate of 12.0% per annum on its stated value, payable quarterly. The Series H Preferred Stock is convertible into shares of the Company’s common stock at a conversion rate equal to the stated value thereof, together with accrued and unpaid dividends, divided by $1.45 per share, subject to the terms of the applicable Certificate of Designation.
Nasdaq Notification
On July 16, 2026, the Company announced that it received written notice, dated July 10, 2026, that the closing bid price of the Company's common stock was below the $1.00 per share minimum required for continued listing for the 31 consecutive business days from May 26, 2026 through July 9, 2026. Nasdaq determined that the Company does not comply with Nasdaq Listing Rule 5550(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Because the Company effected a 1-for-30 reverse stock split on October 27, 2025, Nasdaq further determined that the Company is not eligible for the customary 180-calendar day compliance period under Nasdaq Listing Rule 5810(c)(3)(A)(iv), which applies when an issuer has effected a reverse stock split within the prior one-year period, and absent a timely hearing request, trading in the Company's securities is expected to be suspended at the opening of business on July 21, 2026.
On July 22, 2026, the Company announced it requested a hearing before the Panel to appeal the delisting determination the Company received on July 10, 2026, relating to the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(1). The hearing has been scheduled for August 20, 2026.
The Company's hearing request has stayed any suspension or delisting action pending the hearing and the expiration of any extension period that may be granted by the Panel following the hearing. Accordingly, the Company's common stock is expected to continue to trade on The Nasdaq Global Market under the symbol "CYCU" at least through that period. At the hearing, the Company intends to present its plan to regain and maintain compliance with the applicable Nasdaq listing standards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Special Note Regarding Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2025 filed with the SEC on March 31, 2026 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
General and Business Overview
We were originally incorporated as KAE Holdings, Inc., under the laws of the State of Delaware in 2017, with the purpose of acquiring and holding operating entities in the cybersecurity industry. On July 14, 2020, we changed our corporate name from KAE Holdings, Inc. to Cyber Secure Solutions, Inc., and, on February 24, 2021, to Cycurion, Inc.
We have two first-tier wholly-owned subsidiaries, Cycurion Sub, Inc. (formerly Cycurion, Inc., until February 14, 2025) and Cycurion Crypto Inc., a Delaware corporation formed in July 2025, and four indirectly wholly-owned second-tier subsidiaries: (i) Axxum Technologies LLC ("Axxum"), a Virginia limited liability company formed in December 2006, (ii) Cloudburst Security LLC ("Cloudburst"), a Virginia limited liability company formed in January 2007, (iii) Secuvant LLC ("Secuvant"), a Utah limited liability company formed in 2014) and (iv) Cycurion Innovation, Inc., a Delaware corporation formed in September 2021 ("Cycurion Innovation"), in connection with our acquisition of assets from Sabres Security Ltd. ("Sabres"), a leading Israeli-based cybersecurity provider.
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
Secuvant LLC
Secuvant is an independent IT security firm providing enterprise-grade cybersecurity services, risk management, and managed solutions to mid-market organizations. Founded in 2014, it specializes in managed security services, threat and vulnerability management and compliance using its Cyber7™ framework. We acquired Secuvant LLC on June 3, 2026.
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

Acquisition of Technology
On September 30, 2021, we acquired certain technology assets of Sabres, a leading Israeli-based cybersecurity provider. As part of the asset purchase agreement, we acquired Multi-Dimensional Protection ("MDP"), WAF and Bot Mitigation SaaS platforms and their associated intellectual property.
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

Financial Overview
A number of factors have contributed to the second quarter 2026 results of operations, the most significant of which are described below. More details on these changes are presented below within our "Results of Operations" section.
•The execution of cost saving efforts have improved our gross margin.
•The completion of the business acquisition of Secuvant.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,757,076	$3,887,915	$7,025,696	$7,757,965
Cost of revenue	2,663,739	3,651,978	5,244,001	6,844,265
Gross profit	1,093,337	235,937	1,781,695	913,700
Gross margin	29.1%	6.1%	25.4%	11.8%
Operating expenses:
Selling, general and administrative expenses	2,641,320	2,313,343	5,385,015	2,650,716
Stock compensation expenses	336,722	1,012,443	652,555	1,012,443
Business combination expenses	—	676,228	—	11,114,122
Total operating expenses	2,978,042	4,002,014	6,037,570	14,777,281
Operating loss	(1,884,705)	(3,766,077)	(4,255,875)	(13,863,581)
Interest income	3,506	—	17,742	—
Interest expense	(227,941)	(615,392)	(432,793)	(794,283)
Loss on debt settlement, net	(1,930,427)	(907,983)	(1,930,427)	(766,330)
Other expense	—	(962)	—	(114,706)
Other expense, net	(2,154,862)	(1,524,337)	(2,345,478)	(1,675,319)
Loss before income taxes	(4,039,567)	(5,290,414)	(6,601,353)	(15,538,900)
Provision for income tax	—	—	—	—
Net loss	(4,039,567)	(5,290,414)	(6,601,353)	(15,538,900)
Less: Net loss attributable to non-controlling interest	283,793	101,659	717,117	101,659
Net loss attributable to Cycurion	$(3,755,774)	$(5,188,755)	$(5,884,236)	$(15,437,241)
Revenue
Revenues for the three months ended June 30, 2026 decreased $0.1 million or 3.4%, from $3.9 million for the three months ended June 30, 2025 compared to $3.8 million for the three months ended June 30, 2026. For the six months ended June 30, 2026, the company recognized $7.0 million, compared to $7.8 million for the same period in 2025. The overall decreases in revenue for both the three month and six month periods are primarily the result of a delay in a large contract start.
Cost of revenues
The cost of revenue for the three months ended June 30, 2026, was $2.7 million, compared to $3.7 million for the comparable period in 2025. The cost of revenue for the six months ended June 30, 2026 was $5.2 million, compared to $6.8 million for the six months ended June 30, 2025. Management has worked hard over the past year to improve margins, has translated into gross margins of 29.1% and 25.4% for the three and six months ended June 30, 2026, compared to 6.1% and 11.8% for the three and six months ended June 30, 2025.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased significantly for the three and six months ended June 30, 2026 compared to the same period in 2025 due to the additional expenses associated with being a publicly traded company, full consolidation of SLG selling, general and administrative expenses and the addition of key individuals for the company's growth strategy.

Stock compensation expenses
Stock compensation expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively, compared to $1.0 million for both the three and six months ended June 30, 2025. The decrease is the result of timing of stock compensation grants.
Business combination expenses
Business combination expenses recognized during the three and six months ended June 30, 2025 are a result of the business combination with Western.
Interest income
Interest income was $3,506 and $17,742 for the three and six months ended June 30, 2026, respectively, as the company was able to invest cash in money market accounts. No interest earning assets existed in the six months ended June 30, 2025.
Interest expense
Interest expense for the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively. Compared to $0.6 million and $0.8 million for the three and six months ended June 30, 2025. The decrease in interest expense in 2026, compared to 2025, is the result of reducing debt levels through cash payments and conversions to equity. For further information refer to debt footnotes.
Loss on debt settlement, net
The company recognized a $1.9 million loss on debt settlement, net for both the three and six months ended June 30, 2026, compared to a loss of $0.9 million and $0.8 million for the three and six months ended June 30, 2025, respectively. These losses are the results of debt conversions as the company continues to strengthen the balance sheet through liability management.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, borrowings under our debt financing arrangements and equity raises through our equity line. As of June 30, 2026, we had $1.9 million in cash and cash equivalents. As of June 30, 2026, there was substantial doubt regarding the Company's ability to continue as a going concern, as the Company had a net working capital deficit and an accumulated deficit resulting from substantial losses incurred during the six months ended June 30, 2026 and from prior periods. The Company's ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flows. As of June 30, 2026, the Company had an accumulated deficit of $32.8 million and a working capital deficit of $13.6 million. In addition, the Company had a net cash outflow of $6.2 million from operating activities during the six months ended June 30, 2026. These circumstances continued to give rise to substantial doubt as to whether the Company will be able to continue as a going concern and did not alleviate the doubt outstanding from 2025.
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
Cash Flow

Table MD&A 2: Net Changes in Cash and Cash Equivalents
	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(6,174,176)	$(6,303,122)
Net cash provided by investing activities	16,014	1,695,523
Net cash provided by financing activities	2,776,214	5,580,645
Net (decrease)/increase in cash and cash equivalents	$(3,381,948)	$973,046

Net Cash Used In Operating Activities
For the six months ended June 30, 2026, net cash used by operating activities was $6.2 million, compared to $6.3 million for the six months ended June 30, 2025. The decrease in cash used in operating activities is the result numerous factors since the first six months 2025 had many business combinations expenses. The company has expanded the corporate level team for the 2026 period compared to first half of 2025, but has been able to partially offset some of those cash outflows by focusing on cost saving initiatives through the organization.
Net Cash Provided By Investing Activities
For the six months ended June 30, 2026, net cash provided by investing activities was approximately $16,014, compared to $1.7 million net cash provided by investing activities for the six months ended June 30, 2025. The cash inflow in 2025 was a result of the Trust Account in connection with redemption and cash released from the Trust Account to the Company, while the small inflow in 2026 was the result of $0.2 million being acquired in the Secuvant transaction, as not all cash payments have been made yet, partially offset by the software development cash outflows. The remaining cash disbursements for the Secuvant transaction are approximately $0.5 million, which is expected to be fully by December 31, 2026.
Net Cash Provided by Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $2.8 million, which was the result of $3.3 million of capital raises, partially offset by $0.5 million of repayments on the revolving line of credit. For the six months ended June 30, 2025, net cash provided by financing activities was $5.6 million, driven by $3.7 million in proceeds from exercise of warrants, $2.4 million in proceeds from issuance of convertible notes and $0.5 million in proceeds from issuance of notes payable. These inflows were partially offset by cash outflow of $1.0 million related to the redemption of common stock subject to redemption. Other inflows and outflows are the result of various proceeds and repayments on notes and bank borrowings.
Going Concern
We have incurred operating losses since inception through the period ended June 30, 2026, having had negative cash flow from operations. As of June 30, 2026, we had an accumulated deficit of approximately $32.8 million, as compared to our accumulated deficit of approximately $26.9 million as of December 31, 2025. The increase of our accumulated deficit was a result of our net losses for the six months ended June 30, 2026.
Furthermore, we expect continued, significant operating losses for the next few years. We also utilized cash in operations of approximately $6.2 million for the six months ended June 30, 2026. As of June 30, 2026, we had unrestricted cash of approximately $1.9 million, a decrease of $3.4 million from approximately $5.3 million as of December 31, 2025. As of June 30, 2026, our total assets increased to approximately $38.4 million from approximately $33.5 million as of December 31, 2025, primarily due to an increase in goodwill and intangible assets as result of the Secuvant acquisition, partially offset by a decrease in cash. Based on our current capital resources as of June 30, 2026, including our unrestricted cash and accounts receivable, net of $5.6 million, we anticipate the need to raise more capital to be able to continue our operations for a minimum of 12 months as of the date of this report. Nevertheless, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient, consistent cash flow from operations to meet the expected growth in our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2025 Form 10-K, as filed with the SEC on March 31, 2026, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information required for Item 1. is incorporated by reference to the discussion under the heading "Legal Proceedings" in Note 18 "Commitments and Contingencies" to the unaudited consolidated financial statements included in Item 1. of this Form 10-Q.
Item 1A. Risk Factors
We may not realize all of the anticipated benefits of any of our pending acquisitions.
There is a risk that some or all of the expected benefits of any pending transactions and acquisitions may fail to materialize or may not occur within the time periods anticipated. The realization of such benefits may be affected by a number of factors, many of which are beyond the control of the Company, including, but not limited to, the strength or weakness of the economy and competitive factors in the areas where the Company and other parties in the pending acquisitions or transactions do business, the effects of competition in the markets in which the Company or other parties operate, and the impact of changes in the laws and regulations regulating or affecting domestic or foreign operations. The past financial performance of each of the Company and any potential acquisition may not be indicative of their future financial performance. Realization of the anticipated benefits in pending acquisitions and transactions will depend, in part, on the combined company's ability to successfully integrate the Company's and any acquired businesses. The Company will be required to devote significant management attention and resources to integrating any acquired business's practices. The diversion of management's attention and any delays or difficulties encountered in connection with the pending acquisitions and the coordination of operations could have an adverse effect on the business, financial results, financial condition or the share price of the Company. The coordination process may also result in additional and unforeseen expenses.
Failure to realize all anticipated benefits of the pending transactions may impact the financial performance of the Company, the price of the Company's common Stock and the ability of the Company to pay dividends on its common stock.
If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Global Market or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is listed for trading on the Nasdaq Global Market. We must satisfy Nasdaq continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company's common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to it, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.
On July 22, 2026, the Company announced it requested a hearing before the Panel to appeal the delisting determination the Company received on July 10, 2026, relating to the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(1). The hearing has been scheduled for August 20, 2026. If the Panel decides to delist our stock the liquidity of our shares of common stock would be adversely impacted, potentially resulting in even lower bid prices for our shares of common stock, and make it more difficult for us to obtain financing through the sale of our shares of common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)There were no unregistered sales of equity securities for the three months ended June 30, 2026.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2026, no director or officer (as defined under Exchange Act Rule 16a-1(f)) of the Company has adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" (as defined under Item 408 of Regulation S-K).
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.		Description of Exhibit
31.1	Ω	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

31.2	Ω	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ana Garcia, Chief Financial Officer).

32.1	†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (L. Kevin Kelly, Chief Executive Officer).

32.2	†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ana Garcia, Chief Financial Officer).

101.INS	Ω	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Ω	XBRL Taxonomy Extension Schema.

101.CAL	Ω	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Ω	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Ω	XBRL Taxonomy Extension Label Linkbase.

101.PRE	Ω	XBRL Taxonomy Extension Presentation Linkbase.

104	Ω	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document contained in Exhibit 101.

	Ω	Filed herewith
	†	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cycurion Inc.

By:	/s/ L. Kevin Kelly	August 14, 2026
L. Kevin Kelly
Chief Executive Officer
(Principal Executive Officer)

	/s/ Ana Garcia	August 14, 2026
By:	Ana Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)